Form 10-K
period 2024-12-31
Stellar V Capital Corp. (Cayman Islands)
filed 2025-03-31
CIK 2033593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-42496

STELLAR V CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	86-2887484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, Suite 1540 New York, NY	10169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 661-7566

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	SVCCU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value per share	SVCC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SVCCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2024, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 31, 2025, there were 15,555,000 Class A ordinary shares, par value $0.0001 per share, 6,059,925 Class B ordinary shares, par value $0.0001 per share, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STELLAR V CAPITAL CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our other Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Stellar V Capital Corp.

Introduction

We are a blank check company incorporated on July 12, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

We may pursue an initial business combination target in any business or industry or at any stage of its corporate evolution. Our primary focus, however, will be in completing a business combination with an established business of scale poised for continued growth, led by a highly regarded management team. Our management team has an extensive track record of acquiring attractive assets at disciplined valuations, investing in growth while fostering financial discipline and improving business results.

On January 31, 2025, we consummated our initial public offering (the “IPO”) of 15,00,000 units. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. Each unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. We granted BTIG, LLC (“BTIG”), the representative of the underwriters, a 45-day option to purchase up to 2,250,000 additional units solely to cover over-allotments, if any. On March 17, 2025, the underwriters’ over-allotment option to purchase up to 2,250,000 additional units expired.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreements, the Company completed the private placement of an aggregate of 555,000 units (the “private units”) to our sponsor, Stellar V Sponsor LLC, a Delaware limited liability company (the “sponsor”) and BTIG, at $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share of the Company. Of those 555,000 private units, the sponsor purchased 365,000 private units and BTIG purchased 190,000 private units. The private units are identical to the units sold in the IPO, except that the private units are subject to transfer restrictions. The sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the private units.

On January 29, 2025, in connection with the IPO, Nicolas Bornozis, Christopher Thomas, and Harry Braunstein were appointed to the board of directors of the Company. Effective January 29, 2025, each of Nicolas Bornozis, Christopher Thomas, and Harry Braunstein was appointed to the board’s audit committee, compensation committee and nominating and corporate governance committee. Christopher Thomas, Nicolas Bornozis and Harry Braunstein are the chairs of the audit committee, compensation committee and nominating and corporate governance committee, respectively.

The Company’s board is comprised of the following three classes: the first class of directors, Class I, consists of Christopher Thomas, and will expire at the Company’s first annual meeting of shareholders after the IPO; the second class of directors, Class II, consists of Harry Braunstein and Nicolas Bornozis, and will expire at the Company’s second annual meeting of shareholders after the IPO; and the third class of directors, Class III, consists of Georgios Syllantavos and Prokopios (Akis) Tsirigakis, and will expire at the Company’s third annual meeting of shareholders after the IPO.

In connection with such appointments, the Company entered into indemnity agreements with each of the directors and Anastasios (Tassos) Chrysostomidis, its Vice President of Business Development, that require the Company to indemnify each of them to the fullest extent permitted by applicable law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

On January 29, 2025, in connection with the IPO, the Company filed its amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies, which was effective on January 29, 2025.

On January 31, 2025, a total of $151,050,000, comprised of the proceeds from the IPO and the sale of the private units (which amount includes $5,250,000 of the underwriter’s deferred discount), was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its income taxes, if any, or to pay for any Hart-Scott-Rodino filing fees and for winding up and dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s public shares if it is unable to complete our initial business combination within 21 months, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company has not consummated an initial business combination within 21 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Competitive Advantage

We believe that the background and experience of our management team lay the foundation for our competitive strengths as a blank check company. Over time, our sponsor (and its affiliates) has developed long-term relationships with a wide range of global private and public companies primarily under $2 billion in enterprise value. We will seek to capitalize on the substantial resources and their network and relationships are expected to provide us with exposure to a broad selection of potential acquisition targets.

●	Experience with SPACs and the broader capital markets. Our management team has significant experience having completed four previous SPAC transactions in the sourcing, evaluation and negotiation of transactions with blank check company targets.

●	Experience in sourcing and structuring complex transactions that facilitate the “going public” process. We have significant experience in sourcing and structuring capital markets transactions that enable companies to access the public markets. We believe that our prior experience with reverse mergers, public roll-ups, small cap IPOs, private-to-public as well as public-to-public M&A transactions will provide us with a unique skill set to effectuate and source a potential business combination.

●	Experience in leading public companies and transitioning private companies to public status. We have significant experience leading public companies as CEO and CFO positions immediately following a business combination, as well as through the private-to-public process giving us insight of the required steps and processes. We have experience of building from scratch operations for public companies, establishing Sarbanes-Oxley systems and implementing corporate governance.

●	Deep global network to facilitate sourcing of a potential initial business combination target. We intend to leverage the global network of contacts of our management team, which contacts include management teams of public and private companies, investment bankers, private equity sponsors, venture capital investors, hedge funds, alternative asset managers, family offices, advisers, attorneys and accountants that we believe should provide us with a number of initial business combination opportunities.

●	Significant merger, acquisition and integration experience. Our officers and directors have substantial experience completing M&A transactions in multiple markets on a global basis for both private and public companies.

Business Strategy

Our strategy is to leverage our team’s extensive track record in running public companies, mergers & acquisitions and capital markets to identify and complete an initial business combination. We may pursue an acquisition opportunity in any industry or geographic location. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

Business Combination Criteria

Based on our management’s experience, including with prior special purpose acquisition companies, we have developed the following non-exclusive investment criteria that we intend to use to screen for and evaluate prospective target businesses.

●	Leading Industry Position with Supportive Long-Term Dynamics and Competitive Market Advantage. We intend to target businesses that hold, or have the potential to hold, a leading position in an industry sector with attractive macro-characteristics. We intend to target businesses that have, or have the potential to have, sustainable competitive advantages that would be challenging for a competitor to replicate. Factors contributing to sustainable competitive advantages may include: (iii) proprietary or superior technology or trade secrets; (ii) broad distribution networks; (iii) well-established brand names; (iv) territorial exclusivity or a well-defined market; (v) diverse and stable customer and supplier base; (vi) low-cost production capability/economies of scale; (vii) customer habit/share of mind; (viii) a lack of available substitutes and/or high search or switching costs; (ix) network effects; and/or (x) limited exposure to technological obsolescence and cyclicality. Our management team expects to target businesses that have clearly demonstrated an ability to defend and grow their market positions over time as a result of one or more of these sustainable competitive advantages, or have demonstrable potential to do so. We intend to seek opportunities that will benefit from secular growth and are able to differentiate their market position to create value for our shareholders over time.

●	Stable Free Cash Flow, Prudent Debt and Financial Visibility. We seek to acquire or merge with a business that has historically generated or has the potential to generate not only current revenues, but strong and sustainable free cash flow. Additionally, our prospective business combination criteria include prudent balance sheet management and, as such, we would seek to limit leverage ratios of a combined company immediately following an initial business combination. To provide reliable guidance, we will also seek to acquire a business that has reasonable visibility on forward financial performance and straightforward operating metrics. Specifically, we will prioritize businesses that may be evaluated and priced by the market using financial metrics or other key milestones not more than one year forward.

●	Benefit Uniquely from a Business Combination with a Special Purpose Acquisition Company. We seek to acquire or merge with a business that has a clear use of proceeds and a clear catalyst or inflection point resulting from our capital, team, public listing, roll-up synergies, deleveraging and/or re-rating milestones expected to propel the business through our structural dilution in the near term with enhanced financial results, margins, market position and shareholder value.

●	Would Benefit Uniquely from our Capabilities. We seek to acquire or merge with a business where the collective capabilities of our management team, board of directors and sponsor, and any operating partners we involve, can be leveraged to tangibly improve the operations and market position of the target.

●	Proprietary and/or Optimally Positioned Transactions. We intend to leverage our extensive business network to source our initial business combination on a proprietary basis if possible. Notwithstanding the foregoing, we will utilize our collective experience and insight to strategically consider participating in formal processes focused primarily on narrowing a pool of SPACs to a single winning bidder to instances where we believe we are optimally positioned to win such processes.

●	Committed and Capable Management Team. We seek to acquire or merge with a business with a management team whose interests are aligned with those of our shareholders and who can clearly and confidently articulate the business plan and market opportunities to public market investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team and their board of directors by recruiting additional talent through our network of contacts or otherwise. This may include recruiting experienced industry professionals, or operating partners, to assist in our evaluation of the opportunity and marketing of the business combination prior to its completion, who may assume an ongoing role with the business or board thereafter. While not a requirement, we would view favorably opportunities where the target’s chief financial officer has experience as a public company chief financial officer or other substantive public market experience, and ideally where other members of senior management have public market experience as well.

●	Potential to Grow, Including Through Further Acquisition Opportunities. We seek to acquire or merge with a business that has the potential to grow both organically and inorganically through acquisitions, with management having identified a pipeline of potentially actionable accretive acquisition targets. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

●	Preparedness for the Process and Public Markets. We seek to acquire or merge with a business that has or can put in place prior to the closing of a business combination, the material governance, financial systems and controls required in the public markets. Specifically, we will seek to avoid situations where extensive accounting or restructuring work is required with an uncertain timetable or outcome before a transaction can be completed.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we intend to disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

We do not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (up to an aggregate per shareholder, together with certain other shareholders, of 15% of the shares sold in our IPO, as described in more detail in this report) upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against an initial business combination, or whether they do not vote or abstain from voting on the initial business combination. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, passed by the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and entitled to vote on such matter at a general meeting of the company and are voted at a general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the end of the completion window to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 21-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

If we are unable to complete our initial business combination within the completion window, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable, and up to $100,000 of interest income to pay liquidation expenses), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share, without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our Business Combination Process

We believe our management team’s significant operating and transactional experience and relationships provide us with access to a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and relationships with private companies, investment bankers, private equity, venture capital and debt investors, high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries, as well as corporate sector executives and board members around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions, especially special purpose acquisition company transactions, under varying economic and financial market conditions.

In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment bankers, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information made available to us and other reviews as we deem appropriate. We may also retain consultants with expertise relating to a prospective target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our ability to identify and evaluate a target company may be impacted by significant competition among other SPACs in pursuing a business combination transaction candidate and the significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, and members of our management team and our independent directors could lose the entire amount that they have invested in private units, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of the members of our management team may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such person was included by a target business as a condition to any agreement with respect to our initial business combination.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business.

In addition, certain of our officers and directors are members of our sponsor and own membership interests of our sponsor. The remaining membership interests are held by third party investors that are not affiliated with members of our management. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

In addition, our sponsor and our officers and directors or any of their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that such duties or obligations will materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Our sponsor does not have any agreement, arrangement or understanding with us or our officers, directors, or affiliates with respect to determining whether to proceed with a de-SPAC transaction.

Financial Position

With funds available for a business combination initially in the amount of $145,800,000 (assuming no redemptions), after payment of $5,250,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	Yes
Purchase of share of target not involving a merger with the company	Yes
Merger of target into a subsidiary of the company	Yes
Merger of the company with a target	Yes

Under Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange rule will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

The purpose of any such transaction could be to (i) reduce the number of public warrants outstanding or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Our sponsor, initial shareholders, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.” in our IPO prospectus.

Our Sponsor

Our sponsor, Stellar V Sponsor LLC, a Delaware limited liability company and was incorporated for the sole purpose of holding securities interest in the Company.

Prior to our IPO, our sponsor and its affiliates, and other initial shareholders, directly or indirectly, held 6,059,925 Class B ordinary shares, or founder shares which were purchased for $25,000. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as specified in “Founder shares conversion and anti-dilution rights,” and may result in immediate and substantial dilution from the purchase of our Class A ordinary shares.

Upon the closing of our IPO, our sponsor and other initial shareholders have invested in us an aggregate of $3,675,000, comprised of the $25,000 purchase price for the founder shares and the $3,650,000 purchase price for the private units.

Prior to the closing of our IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. These loans were non-interest bearing, unsecured and were due at the closing of our IPO. These loans were repaid upon the closing of our IPO out of the offering proceeds not held in the trust account.

In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private units. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon conversion of these working capital loans into our securities could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

We may reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses incurred in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided that, to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. In the event that we reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses prior to the consummation of a business combination or are required to indemnify any of our officers or directors as required by law, we would use funds available to us outside of the trust account for our working capital requirements.

Our insiders, officers, directors and their affiliates may incur out-of-pocket expenses in connection with certain activities on our behalf, such as identifying and investigating possible business targets and combinations. We have no policy that would prohibit these individuals and their affiliates from negotiating the reimbursement of such expenses by a target business. As a result, the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (up to an aggregate per shareholder, together with certain other shareholders, of 15% of the shares sold in our IPO, as described in more detail in this report) upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares (up to an aggregate per shareholder, together with certain other shareholders, of 15% of the shares sold in our IPO, as described in more detail in this report) upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with the Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, passed by the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and are voted at a general meeting of the company. In accordance with our amended and restated memorandum and articles of association, a quorum for such meeting will be present if the holders of one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and private shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, passed by the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and entitled to vote on such matter at a general meeting of the company and are voted at a general meeting of the company. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only a 21-month duration of the closing window to complete our initial business combination.

If we are unable to complete our initial business combination within such 21-month period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating or other distributions, if any).

Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the trust account. However, if our initial shareholders, sponsor or management team acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account and liquidating distributions from assets outside the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 21-month time period.

Our initial shareholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $900,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, other than any excise or similar tax that may be due or payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.07 per share due to reductions in the value of the trust assets, in each case less taxes payable, other than any excise or similar tax that may be due or payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.07 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $900,000 from the proceeds of our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. As our offering expenses slightly exceeded our estimate of $600,000, we funded such excess with funds from the funds not held in the trust account. Accordingly, the amount of funds held outside the trust account decreased by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.07 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within the completion window.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.07 per share), including interest earned on the funds held in the trust account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares.	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination.	If we are unable to complete our initial business combination within the completion window, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.07 per share), including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and interest withdrawn in order to pay our income taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

Facilities

Our principal executive offices are located at 230 Park Avenue, Suite 1540, New York, NY 10169. We consider our current office space adequate for our current operations. We pay our sponsor (and/or its affiliates or designees) an aggregate of up to $10,000 per month for office space, secretarial, administrative and support services provided to us and members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Employees

We currently have three executive officers: Prokopios (Akis) Tsirigakis, our Chairman and Co-Chief Executive Officer, George Syllantavos, our Co-Chief Executive Officer and Chief Financial Officer, and Anastasios (Tassos) Chrysostomidis, our Vice President of Business Development. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 230 Park Avenue, Suite 1540, New York, NY 10169 or by telephone at (212) 661-7566.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in our IPO prospectus dated January 29, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 230 Park Avenue, Suite 1540, New York, NY 10169. Such space is provided to us free of charge by our sponsor. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “SVCCU” on January 30, 2025. The Class A ordinary shares and warrants comprising the units began separate trading on Nasdaq on March 24, 2025, under the symbols “SVCC,” and “SVCCW,” respectively.

Holders of Record

As of March 31, 2025, there were 15,555,000 of our Class A ordinary shares issued and outstanding held by three stockholders of record and 6,059,925 of our Class B ordinary shares issued and outstanding held by four stockholders of record . The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends following the completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. There is no certainty that we will be in a position to, or decide to, pay cash dividends after completing our initial business combination.

Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends following the completion of our initial business combination may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 31, 2025, we consummated our IPO of 15,00,000 units. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. Each unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreements, the Company completed the private placement of an aggregate of 555,000 private units to our sponsor and BTIG, the representative of the underwriters, at $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share of the Company. Of those 555,000 private units, the sponsor purchased 365,000 private units and BTIG purchased 190,000 private units. The private units are identical to the units sold in the IPO, except that the private units are subject to transfer restrictions. The sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the private units.

Following the closing of the IPO on January 31, 2025, a total of $151,050,000, comprised of the proceeds from the IPO and the sale of the private nuts (which amount includes $5,250,000 of the underwriter’s deferred discount), was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its income taxes, if any, or to pay for any Hart-Scott-Rodino filing fees and for winding up and dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s public shares if it is unable to complete our initial business combination within 21 months, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company has not consummated an initial business combination within 21 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a business combination solely if a vote is held to approve a business combination, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We paid a total of $3,000,000 in underwriting discounts and commissions (not including the deferred underwriting commission payable at the consummation of business combination) and $532,919 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on July 12, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the private units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from July 12, 2024 (inception) through December 31, 2024, we had a net loss of $157,572, which consisted of compensation expense of $81,750 and general and administrative costs of $75,822.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor, which were repaid at the closing of the IPO.

On January 31, 2025, in connection with the closing of the IPO, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate. In addition, the underwriters were entitled to a fee of $0.35 per unit, or approximately $5.25 million in the aggregate, payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Following the closing of the IPO and the Private Placement, a total of $151,050,000 was placed in the Trust Account. We incurred $8,782,919, consisting of $3,000,000 of cash underwriting fee, $5,250,000 of deferred underwriting fee, and $532,919 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per Unit. The units would be identical to the private units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. We began incurring these fees on January 30, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.0 million in the aggregate, which was paid upon the closing of the IPO. In addition, the underwriters were entitled to a fee of $0.35 per unit, or approximately $5.25 million in the aggregate, payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred underwriting commissions will be payable to the underwriter upon the closing of the initial Business Combination in two portions, as follows: (i) $0.325 per unit sold in the IPO shall be paid to the underwriter in cash and (ii) $0.025 per unit sold in the IPO shall be paid to the underwriter in cash (such amount, the “Allocable Amount”), provided that, after completion of the IPO and the underwriters’ receipt of 100% of the Base Fee, the Company has the right, in its sole discretion, to allocate any portion of the Allocable Amount to any third parties not participating in the IPO (but who are members of the Financial Industry Regulatory Authority, Inc.) that assists the Company in consummating its initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2025.

Name	Age	Title
Prokopios (Akis) Tsirigakis	69	Co-Chief Executive Officer, President and Chairman of the Board
George Syllantavos	60	Co-Chief Executive Officer and Chief Financial Officer, Director
Anastasios (Tassos) Chrysostomidis	47	Vice President of Business Development
Nicolas Bornozis	69	Director
Christopher Thomas	65	Director
Harry Braunstein	75	Director

Below is a summary of the business experience of each our executive officers and directors:

Prokopios (Akis) Tsirigakis has served as our Chairman of the Board of Directors, President and Co-Chief Executive Officer since July 2024. Mr. Tsirigakis is currently co-chief executive officer of Nautilus Energy Management Corp. and chief executive officer of SevenSeas Investment Fund (Luxembourg). Mr. Tsirigakis founded four blank check companies, conducted their initial public offerings and successfully closed four business combinations. From December 2019 to February 2022 Mr. Tsirigakis served as chairman and co-chief executive officer of Growth Capital Acquisition Corp. (Nasdaq: GCAC), a special purpose acquisition company that completed an initial public offering on February 2, 2021. From May 2016 until December 2018, Mr. Tsirigakis served as chairman and co-chief executive officer of Stellar Acquisition III, Inc. (Nasdaq: STLR), a special purpose acquisition company that completed an initial public offering on August 16, 2016. From May 2011 until October 2013, Mr. Tsirigakis served as chairman and co-CEO of Nautilus Marine Acquisition Corp. (Nasdaq: NMAR), a special purpose acquisition company that completed an initial public offering on July 16, 2011. Mr. Tsirigakis has served as the chief executive officer of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, since October 2013 and as a vice president of DryShips, Inc. (Nasdaq: DRYS), which acquired Nautilus Offshore Services Inc., since December 2015. From 2011 to 2015, Mr. Tsirigakis served as a director of Ocean Rig UDW Inc. (Nasdaq: ORIG). From May 2005 to November 2007, he co-founded and served as chairman of the board, chief executive officer and president of, Star Maritime (AMEX: SEA), a blank check company. From November 2007 until February 2011, he was the president and chief executive officer of, Star Bulk Carriers Corp., a dry-bulk ship-owning company and the successor of Star Maritime. From November 2003 until November 2007, he served as managing director of Oceanbulk Maritime S.A., a company that managed dry bulk vessels. From November 1998 to November 2007, Mr. Tsirigakis established and served as the managing director of Combine Marine Inc., a ship management company. From 1981 to 1998, Mr. Tsirigakis was the vice-president and technical director of Konkar Shipping Agencies S.A. of Athens and of Arkon Shipping Agencies Inc. of New York. Mr. Tsirigakis received his Master’s Degree (1979) and B.Sc. in Naval Architecture from The University of Michigan, Ann Arbor, USA.

George Syllantavos, 60, has served as our co-Chief Executive Officer, Chief Financial Officer, Secretary and director since July 2024. Mr. Syllantavos was a director of Cepton, Inc. (Nasdaq: CPTN), an innovator in the LiDAR industry, that closed its business combination with Growth Capital in February 2022 until Cepton’s acquisition by Koito Manufacturing (Tokyo: 7276) in January 2025. Since December 2023, Mr. Syllantavos has served as director of Beam Global. (Nasdaq: BEEM), a clean-technology innovation company headquartered in San Diego, California with factories in San Diego, Chicago and Kraljevo, Serbia in Europe. Mr. Syllantavos was also a director of ITHAX Acquisition Corp. (Nasdaq: ITHX), a special purpose acquisition company that completed an initial public offering on February, 2021 raising $241.5 million until the closing of its business combination with Mondee Holdings Inc. (Nasdaq: MOND), in July 2022. Mr. Syllantavos co-founded and served as co-chief executive officer of Growth Capital Acquisition Corp. (Nasdaq: GCAC), a special purpose acquisition company that completed an initial public offering on February 2, 2021. From May 2016 until December 2018, Mr. Syllantavos co-founded and served as co-chief executive officer of Stellar Acquisition III, Inc. (Nasdaq: STLR), a special purpose acquisition company that completed an initial public offering on August 16, 2016 and that merged in December 2018 with Phunware, Inc. (Nasdaq: PHUN) serving as a director till early December 2021. Mr. Syllantavos co-founded in February 2013, and is chief executive officer of, Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the drybulk and tanker sectors. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as co-chief executive office and chief financial officer of Nautilus Marine Acquisition Corp. (Nasdaq: NMAR), a special purpose acquisition company that completed an initial public offering on July 16, 2011. He served as the chief financial officer of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, from February 2013 until April 2014. From November 2007 to August 2011, he served as chief financial officer, secretary and director of Star Bulk Carriers Corp., a dry-bulk ship-owning company (Nasdaq: SBLK). From May 2005 to November 2007, he served as the chief financial officer, secretary and director of Star Maritime (AMEX: SEA), its predecessor, which was a special purpose acquisition company that completed an initial public offering on December 16, 2005 raising $189 million. From May 1999 to December 2007, he was the president and general manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the chief executive officer, he coordinated and led the company’s listing on the New York Stock Exchange (NYSE: OTE) raising $1.1 billion and had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he was involved in negotiating, structuring and implementing the acquisition of several small-medium sized manufacturing firms. Before that, he served for almost 5 years as a transportation consultant with an aviation focus specializing in strategic planning, corporate finance and fleet asset management. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an MBA in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University.

Anastasios (Tassos) Chrysostomidis, has served as Vice President of business development since July 2024. Mr. Chrysostomidis has also been business development director of Nautilus Energy Management Corp. since February 2013. From December 2019 to February 2022 Mr. Chrysostomidis served as business development director of Growth Capital Acquisition Corp. (Nasdaq: GCAC), a special purpose acquisition company that completed an initial public offering on February 2, 2021. From May 2016 until December 2018, Mr. Chrysostomidis and served as business development director of Stellar Acquisition III, Inc. (Nasdaq: STLR), a special purpose acquisition company that completed an initial public offering on August 16, 2016 and merged with Phunware Inc in December 2018. From May 2011 until February 2013, Mr. Chrysostomidis served as market and financial analyst of Nautilus Marine Acquisition Corp. (Nasdaq: NMAR), a special purpose acquisition company that completed an initial public offering on July 16, 2011. From November 2007 to September 2013, he served as market and financial analyst of Star Bulk Carriers Corp., a dry-bulk ship-owning company (Nasdaq: SBLK). From January 2007 to November 2007, he served as the market and financial analyst of Star Maritime (AMEX: SEA), its predecessor, which was a special purpose acquisition company that completed an initial public offering on December 16, 2005 raising $189 million. From June 2005 to November 2007, he was the market and financial analyst of Oceanbulk SA, a company focused on owning and managing dry bulk vessels. Since 2011 Mr. Chrysostomidis has served as the chairman of the investment committee of Golfam SA, a small family office investment firm. Since September 2007, he is the owner of a solar power station based in Greece. Mr. Chrysostomidis has a B.Sc. in Physics from National and Kapodestrian University of Athens and an MSc in Business Mathematics from the Economic University of Athens.

Nicolas Bornozis has served as our director since January 29, 2025. He has over 40 years of experience in the US and European financial and capital markets. Since 1996, he has served as the Founder and President of Capital Link, Inc., an international investor relations and advisory firm, which assists listed companies and capital markets related organizations to develop and maintain access to European and North American investors. Capital Link has a leading position in investor relations for listed shipping companies as well as focuses on U.S. Closed-End Funds and ETFs and international companies accessing the U.S. and European markets. He also established and managed, Alexander Capital, L.P, a US broker-dealer firm, which developed securities brokerage business in North America with the Greek and Egyptian markets and sold the company at the end of 2003. Prior to Capital Link (1988 – 1995), he served as President and CEO of CCF International Finance Corp. (CCF IFC), the US broker/dealer subsidiary of Credit Commercial de France, now part of HSBC. Prior to CCF IFC he worked at the International Department of Bankers Trust Company in New York and then at the Commercial Banking operation of CCF in New York where he was responsible for business development and lending to US multinationals and Wall Street firms with special focus on asset-based financing for shipping and real estate. He obtained an MBA from Harvard Business School in 1982 and a Law Degree from the University of Athens in Greece with specialization in commercial and corporate law in 1979. For ten years he was a Visiting Lecturer on International Banking and Finance at the City University Business School in London, United Kingdom. He is a member of the Advisory Board of the Atlantic Bank of New York, a subsidiary of the New York Community Bank.

Christopher Thomas has served as our director since January 29, 2025. He has over 40 years of experience in investments, corporate management and capital markets in the areas of energy, transportation/maritime, energy infrastructure and banking. Since May 2022 he is the Chief Financial Officer of TC Holding LLC, which is part of the Tsakos Group of companies located in Athens, Greece. From January 2019 to May 2022, Mr. Thomas served as the Chief Financial Officer of ADNOC Logistics and Services, the dedicated logistics provider and division of Abu Dhabi National Oil Company. Prior to that, from 2015 to 2018 he was an Associate Director, Capital Markets at Berenberg Bank while from 2012 to 2015, he was the Chief Project Director at Dubai Trading Agency. From 2011 to 2012 he worked as an investment consultant for Torm A/S (CPH: TRMD-A, Nasdaq: TRMD), a major global maritime transporter of petroleum products and from 2010 to 2011 he was the Chief Financial Officer of East West Maritime Investments, a maritime assets investment company. From 1994 to 2009 Mr. Thomas served on the Boards and had financial executive positions in a number of private and public entities involved in the transport, logistics and energy infrastructure of both drybulk and petroleum products commodities. Specifically, from 2004 to 2009 Mr. Thomas served on the Board of Directors of Top Ships Inc. (Nasdaq: TOPS) and as Chairman of the Audit and Compensation Committees. From 2006 to 2010 Mr. Thomas served as the Chief Financial Officer of Paragon Shipping Inc. (Nasdaq: PRGN) and from 2001 to 2006 as Chief Financial Officer of DryShips Inc. (Nasdaq: DRYS). Mr. Thomas also served as the Chief Financial Officer of Excel Maritime Carriers Inc. (NYSE: EXM) from 1999 to 2001 and as the Chief Financial Officer of Cardiff Marine Inc. from 1994 to 1999. Earlier in his career he served in various positions within financial services and investments including from 1985 to 1993 as a Relationship Manager for Greyhound Financial Services, a transportation assets lender, from 1983 to 1985 as a Relationship Manager for Grindlays Bank plc (now part of Standard Chartered Bank) and from 1981 to 1983 as a Project Administrator at Hill Samuel & Co. Ltd., a leading UK merchant bank (now part of Lloyds Bank). Mr. Thomas holds a diploma in Business Administration from Crawley College, England.

Harry Braunstein has served as our director since January 29, 2025. Mr. Braunstein has been practicing law for over 49 years with a focus on corporate and commercial real estate transactions. He has been serving as the managing partner of Braunstein Turkish LLP since 2010, which specializes in mergers and acquisitions, joint ventures, private placements, transactional real estate, commercial lending, and franchise law. From January 2021 till February 2022, he served as Board member of Growth Capital Acquisition Corp. (Nasdaq: GCAC), a special purpose acquisition company that raised $172.5 million in February 2021 and merged with Cepton Inc. (Nasdaq: CPTN) in early February 2022. Prior to founding Braunstein Turkish LLP, Mr. Braunstein practiced with the Wall Street law firm Herzfeld & Rubin, P.C. for over twenty years, ultimately becoming head of the real estate group before establishing his own firm. Mr. Braunstein was a substantial shareholder and the Chairman of the Board of, Gotham Bank of New York, a commercial bank and member of the Federal Reserve. Gotham Bank was sold to Provident Bank, a subsidiary of Provident New York Bancorp (NYSE: PBNY) in August of 2012 and in April of 2013 Provident Bank acquired Sterling National Bank (NYSE: STL) which subsequently merged into Webster Bank (NYSE: WBS). Following the sale, he became a member of the New York advisory board of Sterling. Mr. Braunstein was admitted to the New York bar and is admitted to practice before the Federal courts of the United States and holds a BA in Political Science from Queens College and a Juris Doctor degree from Brooklyn Law School.

Advisor

Nikolas Tsirigakis is our advisor in the capacity of Investment Analyst. Mr Tsirigakis assists us in conducting financial analysis and financial due diligence of potential counterparties for the Company’s business combination. He is founder and Chief Investment Officer of Sendit Capital Corp. a Delaware-registered venture capital syndicate. Mr. Tsirigakis is employed in the commercial department of Costamare Inc. (NYSE:CMRE). Previously, Mr Tsirigakis was entrepreneur-in-residence at Nova Founders Capital, a London-based venture builder nurturing its portfolio start-up; previously he was an investment associate at Altana Wealth a London-based fund specializing in seed investing. Mr Tsirigakis has conducted financial analysis the Special Acquisition Companies, Growth Capital Acquisition Corp. (Nasdaq:GCAC) and Stellar Acquisition III Inc. (Nasdaq:STLR). Previously, he was an analyst at Maxim Group a New York-based investment bank. Mr Tsirigakis is the son of our co-CEO. Mr Tsirigakis has qualified for FINRA licenses Series 7 (financial advisor for securities/derivatives) and Series 63 (agent to sell securities). Mr Tsirigakis holds a Bachelor’s degree in Business Administration from Northeastern University, Boston and a Master’s in Finance degree from ESADE Business School, Barcelona.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Nicolas Bornozis, Christopher Thomas and Harry Braunstein is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. No cash finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of theirs, for services rendered prior to, or for any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be entitled to certain payments including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, these individuals will be eligible to receive a transfer or reallocation of founder shares for any extraordinary services rendered in order to identify or effectuate the consummation of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, and members of our management team and our independent directors could lose the entire amount that they have invested in private units, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The initial members of our audit committee are Nicolas Bornozis, Christopher Thomas and Harry Braunstein, each of whom meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Christopher Thomas will serve as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Christopher Thomas qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The initial members of our compensation committee are Nicolas Bornozis, Christopher Thomas and Harry Braunstein. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Nicolas Bornozis, Christopher Thomas and Harry Braunstein are independent and Nicolas Bornozis chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the payment of $10,000 per month to an affiliate of our sponsor for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Nicolas Bornozis, Christopher Thomas and Harry Braunstein and Harry Braunstein serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation/Title
Prokopios (Akis) Tsirigakis	Nautilus Energy Management Corp.	Ship management	co-CEO
	Sevenseas Investment Fund SCSp.	Shipping fund.	President

George Syllantavos	Nautilus Energy Management Corp.	Ship management	co-CEO
	Sevenseas Investment Fund SCSp	Shipping fund	Director
	Beam Global	EV Charging/Cleantech	Director

Nicolas Bornozis	Capital Link	Investor Relations Services	President and CEO

Christopher Thomas	TC Holding LLC	Vessel Investments	CFO

Harry Braunstein	Braunstein Turkish LLP	Law	Managing Partner

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares and private units. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them after our IPO. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units will be worthless.

●	Additionally, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Transfers of Founder Shares and Private Units.” Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. We refer to such transfer restrictions throughout this report as the lock-up. Notwithstanding the foregoing, if (1) the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination or (2) if we consummate a transaction after our initial business combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. Because each of our executive officers and directors will own ordinary shares or private units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The amount of compensation that may be received by our sponsor, its affiliates and our three independent directors is summarized as follows:

Entity/Individual	Amount of Compensation to be Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
Stellar V Sponsor LLC and our three independent directors (Nicolas Bornozis, Christopher Thomas and Harry Braunstein)	6,059,925 Class B Ordinary shares.(1) The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, approximately 29% of the total number of Class A ordinary shares outstanding after such conversion.	$25,000
Stellar V Sponsor LLC	365,000 private units(2)	$3,650,000(2)
	$10,000 per month	For office space, secretarial, administrative, support and other related services provided to us and members of our management team
	Up to $300,000	Repayment of loans made to us by our sponsor to cover offering-related and organizational expenses.
	Up to $1,500,000 in working capital loans may be convertible into private units at a price of $10.00 per unit	Working capital loans to finance transaction costs in connection with an intended initial business combination.
	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination	Services in connection with identifying, investigating and completing an initial business combination.

(1)	Our sponsor holds an aggregate of 5,984,925 Class B ordinary shares, and our three independent directors hold an aggregate of 75,000 Class B ordinary shares, in addition to the interests they hold indirectly through the membership in our sponsor (see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Sponsor Ownership” of this report for more information).

(2)	Members of our management team and our independent directors hold interest in the private units indirectly through the membership in our sponsor (see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Sponsor Ownership” of this report for more information).

The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares, private shares and private warrants will be worthless, except to the extent they receive liquidating distributions from assets outside the trust account, and members of our management team and our independent directors could lose the entire amount that they have invested in private units. If the private warrants become exercisable on a cashless basis, the exercise of the private warrants on a cashless basis could result in a material dilution of the purchasers’ equity interests. Additionally, we will repay up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses. We will repay any loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination; up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. If the private warrants underlying such private units become exercisable on a cashless basis, those private warrants may also be exercised on a cashless basis, which could result in a material dilution of the purchasers’ equity interests. Upon consummation of our IPO, we will also reimburse our sponsor, directors or officers, or our or any of their respective affiliates, for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also pay our sponsor (and/or its affiliates or designees) an aggregate of $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy to govern the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us and no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this report, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of the date of this report.

On July 15, 2024, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 4,312,500 founder shares. On October 2, 2024, the Company, through a share capitalization, issued the sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares. The price per share for the founder shares was approximately $0.004. On December 2, 2024, our sponsor transferred 25,000 Class B ordinary shares to each of the three independent directors, for approximately $0.004 per share. After such transfer, our sponsor holds an aggregate of 5,984,925 Class B ordinary shares, and our three independent directors hold an aggregate of 75,000 Class B ordinary shares, in addition to the interests they hold indirectly through the membership in our sponsor. See “Sponsor Ownership” under this section for more information. Prior to the initial investment in the company of $25,000 by the sponsor, we had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. There are 21,614,925 ordinary shares, consisting of (i) 15,000,000 Class A ordinary shares; (ii) 6,059,925 Class B ordinary shares and (iii) 555,000 private shares included in the private units issued and outstanding. Unless otherwise noted, the business address of each of the following is 230 Park Avenue, Suite 1540, New York, NY 10169.

Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class B Ordinary Shares
Stellar V Sponsor LLC(1)(2)	365,000	2.3%	5,984,925	98.8%
Prokopios (Akis) Tsirigakis(1)(2)	365,000	2.3%	5,984,925	98.8%
George Syllantavos(1)(2)	365,000	2.3%	5,984,925	98.8%
Anastasios (Tassos) Chrysostomidis	—	—	—	—
Nicolas Bornozis	—	—	25,000	*
Christopher Thomas	—	—	25,000	*
Harry Braunstein	—	—	25,000	*
All officers, directors and directors as a group (6 persons)	365,000	2.3%	6,059,925	100%

*	Less than one percent.

(1)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” and with respect to the interests held after our IPO, Class A ordinary shares issuable pursuant to a private placement.

(2)	Stellar V Sponsor LLC is the record holder of the shares reported herein. Prokopios (Akis) Tsirigakis and George Syllantavos are the managing members of Stellar V Sponsor LLC. Prokopios (Akis) Tsirigakis and George Syllantavos have voting and investment discretion with respect to the ordinary shares held of record by Stellar V Sponsor LLC. As of the date of this report, no other person has a direct or indirect material interest in our sponsor. Messrs. Tsirigakis and Syllantavos disclaim any beneficial ownership of the securities held by Stellar V Sponsor LLC other than to the extent of any pecuniary interest they each may have therein, directly or indirectly.

Immediately after our IPO, our initial shareholders beneficially own approximately 30% of the then issued and outstanding ordinary shares (including both founder shares and private shares). Only holders of Class B ordinary shares have the right to vote on continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Sponsor Ownership

The following table sets forth information regarding the ownership of interests in Stellar V Sponsor LLC, our sponsor, by each person known by us to have material direct and indirect interests in the sponsor, and by each of our officers and directors who have an interest in the sponsor:

	Sponsor Class A Units(2)			Sponsor Class B Units(3)
Name of Beneficial Owner	Number of Units Beneficially Owned		Approximate Percentage of Outstanding Units	Number of Units Beneficially Owned	Approximate Percentage of Outstanding Units
Prokopios (Akis) Tsirigakis(1)	5,984,925	(4)	100%	365,000	100%
George Syllantavos(1)	5,984,925	(4)	100%	365,000	100%
Harry Braunstein(5)	300,000	(6)	5.0%	30,000	8.2%
Nicolas Bornozis(5)	150,000	(6)	2.5%	15,000	4.1%
Anastasios (Tassos) Chrysostomidis(5)	170,000		2.8%	—	—

(1)	Prokopios (Akis) Tsirigakis and George Syllantavos are the managing members of the sponsor and direct its day-to-day operations. Except as disclosed above, no other person has a material interest in the sponsor.

(2)	Each Class A Unit beneficially owned represents an interest in one founder share owned by the sponsor.

(3)	Each Class B Unit beneficially owned represents an interest in one private unit owned by the sponsor.

(4)	Prokopios (Akis) Tsirigakis and George Syllantavos have voting power and share dispositive power with respect to all the outstanding units of the Sponsor. The 5,984,925 Class A Units includes (i) 1,365,588 units allocated to Prokopios (Akis) Tsirigakis, (ii) 1,358,088 units allocated to George Syllantavos, (iii) 300,000 units allocated to Harry Braunstein, (iv) 150,000 units allocated to Nicolas Bornozis, and (v) 170,000 units allocated to Anastasios (Tassos) Chrysostomidis, the Company’s Vice President of business development.

(5)	Such persons share dispositive power over these securities with Prokopios (Akis) Tsirigakis and George Syllantavos.

(6)	Amounts shown in this table do not reflect the ownership interest in founder shares held outside the sponsor.

Private Units

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreements, the Company completed the private placement of an aggregate of 555,000 private units to our sponsor and BTIG, the representative of the underwriters, at $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share of the Company. Of those 555,000 private units, the sponsor purchased 365,000 private units and BTIG purchased 190,000 private units. The sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the private units. The private units are identical to the units sold in our IPO, except that, so long as they are held by our sponsor, BTIG or their respective permitted transferees, (i) may not (including the underlying securities), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) and will be entitled to registration rights. A portion of the purchase price of the private units were added to the proceeds from our IPO held in the trust account such that at the time of closing of our IPO $150,750,000 were held in the trust account. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units will be worthless. The private units are subject to the transfer restrictions described above. The non-managing sponsor investors purchased, indirectly through the purchase of membership interests of our sponsor, an aggregate of 296,875 private units at a price of $10.00 per unit ($2,968,750 in the aggregate) in a private placement which closed simultaneously with the closing of our IPO. The sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 2,518,750 founder shares held by the sponsor.

In addition, two of our independent directors purchased the membership interests in our sponsor representing an aggregate of 45,000 private units at a price of $10.00 per unit ($450,000 in the aggregate) in a private placement that closed simultaneously with the closing of our IPO. The sponsor issued separate membership interests at a nominal purchase price to these two independent director investors reflecting interests in an aggregate of 450,000 of the founder shares held by the sponsor. See “Sponsor Ownership” under this section for more information. The directors did not purchase units in our IPO.

Our sponsor is deemed to be our “promoter”, as such term is defined under the federal securities laws.

The interests of the partners of the sponsor are denominated in two classes of membership interest units: (i) Class A membership units representing interests in the founder shares and (ii) Class B membership units representing an interest in the private units. All partners of the sponsor, including its general partner, and any non-managing sponsor investor that joined the sponsor concurrently with our IPO hold both classes of membership units representing their proportional interest in the founder shares and private units. Pursuant to the agreement of all partners of the sponsor, the management and control of the sponsor is vested exclusively in managing members, Prokopios (Akis) Tsirigakis, our Co-Chief Executive Officer, President and Chairman of the board, and George Syllantavos, our Co-Chief Executive Officer and Chief Financial Officer, without any voting, veto, consent or other participation rights by any non-managing sponsor investors or other sponsor investors regardless of their unit ownership. As a result of this management structure, non-managing sponsor investors or other sponsor investors have no right to control the sponsor, including participating in any decision regarding the disposal or voting of any security held by the sponsor, or otherwise. Further, unlike certain arrangements of other blank check companies, the non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in our IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in our IPO as the rights afforded to our other public shareholders.

The underwriters received the same underwriting discount on any units purchased by these entities as it received on any other units sold to the public in our IPO. Any trading decisions made by any of the foregoing entities will be made by them based on market conditions at the time of the proposed sale or redemption. The underwriters’ affiliates will not receive any economic or other interest in our sponsor.

Transfers of Founder Shares and Private Units

The founder shares, private units and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement entered into by our initial shareholders and management team. Those lock-up provisions are as follows:

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Founder Shares	until the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property	Stellar V Sponsor LLC All Officers and Directors	Transfers permitted (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor, any of their affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) to the members of our sponsor upon dissolution of our sponsor[1], (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. In addition, we could agree to permit the holders of our founder shares to transfer shares or agree to cancel such securities. Although no such transfers or cancellations are contemplated, we could agree to permit such transfer or cancellation to facilitate the closing of a business combination

1	The sponsor’s operating agreement does not permit any member of our sponsor (including non-managing sponsor investors) to transfer all or any portion of its membership interests in our sponsor, except (i) with the prior written consent of the managing member of our sponsor, or (ii) after the closing of a business combination, to such member’s affiliates, immediate family, or to a trust, the primary beneficiary(ies) of which is a member or members of such member’s immediate family; provided that such recipient shall be required to become a member of our sponsor pursuant to the terms of our sponsor’s operating agreement and, therefore, be bound by the restrictions on transfers as set forth therein. The foregoing restriction on the transfer of membership interests also applies to the transfer of any non-management sponsor interests. There are no limitations or restrictions on the terms or types of transfers that can be approved by the manager of our sponsor in our sponsor’s operating agreement.

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Private Placement Securities	30 days after the completion of the business combination	Stellar V Sponsor LLC All Officers and Directors	Same as above

Any units, ordinary shares, warrants or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares or founder shares	180 days after the date of the IPO prospectus	Stellar V Sponsor LLC All Officers and Directors	Our sponsor, officers and directors are also subject to separate transfer restrictions on their founder shares and private units pursuant to the letter agreement described in the immediately preceding paragraphs

In order to facilitate our initial business combination or for any other reason determined by our sponsor in its sole discretion, our sponsor may surrender or forfeit, transfer or exchange our founder shares, private units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio of one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein.

Pursuant to the letter agreement to be entered with us, each of our sponsor, directors and officers have agreed to lock-up restrictions on their ability to transfer, assign, or sell the founder shares and private units and securities underlying the private units. Further, the sponsor membership interests (including the interests held by the non-managing members) are locked up and not transferable because the letter agreement prohibits indirect transfers. While non-managing members will not be a direct party to the letter agreement discussed above, as a result of their ownership of membership interests in the sponsor, they will be bound by the restrictions set forth above with respect to their allocated founder shares, the private units and the securities underlying the private units (including the restriction on transfer of their membership interests because the letter agreement prohibits indirect transfers).

The securities held by the sponsor are expected to only be distributed directly to the members of the sponsor in connection with or following the consummation of our initial business combination, provided that such members agree to become subject to the applicable transfer restrictions with respect to such securities, including the letter agreement. Indirect transfers of the securities held by the sponsor, such as to another member of the sponsor or their affiliate, a family member or a new member of the sponsor, may be permitted with the prior consent of Prokopios (Akis) Tsirigakis and George Syllantavos, the managing members of our sponsor, as long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions. See “Transfers of Founder Shares and Private Units” under this section.

While non-managing members will not be a direct party to the letter agreement discussed above, as a result of their ownership of membership interests in the sponsor, they will be bound by the restrictions set forth above with respect to their allocated founder shares, the private units and the securities underlying the private units (including the restriction on transfer of their membership interests because the letter agreement prohibits indirect transfers). However, the non-managing sponsor investors will not be subject to transfer restrictions or a lock-up agreement on any public units, public Class A ordinary shares or public warrants that they may purchase in our IPO pursuant to the expressions of interest described herein or thereafter.

Registration Rights

The holders of the founder shares, private units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “Transfers of Founder Shares and Private Units” under this section. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

On July 15, 2024, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 4,312,500 founder shares. On October 2, 2024, the Company, through a share capitalization, issued the sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares at a purchase price per share of approximately $0.004. On December 2, 2024, our sponsor transferred 25,000 Class B ordinary shares to each of the three independent directors, for approximately $0.004 per share. After such transfer, our sponsor holds an aggregate of 5,984,925 Class B ordinary shares, and our three independent directors hold an aggregate of 75,000 Class B ordinary shares, in addition to the interests they hold indirectly through the membership in our sponsor. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Sponsor Ownership” for more information.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreements, the Company completed the private placement of an aggregate of 555,000 private units to our sponsor and BTIG, the representative of the underwriters, at $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share of the Company. Of those 555,000 private units, the sponsor purchased 365,000 private units and BTIG purchased 190,000 private units. The sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the private units. The private units are identical to the units sold in our IPO, except that, so long as they are held by our sponsor, BTIG or their respective permitted transferees, (i) may not (including the underlying securities), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) and will be entitled to registration rights. A portion of the purchase price of the private units were added to the proceeds from our IPO held in the trust account such that at the time of closing of our IPO $150,750,000 were held in the trust account. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units will be worthless. The private units are subject to the transfer restrictions described above. The non-managing sponsor investors purchased, indirectly through the purchase of membership interests of our sponsor, an aggregate of 296,875 private units at a price of $10.00 per unit ($2,968,750 in the aggregate) in a private placement which closed simultaneously with the closing of our IPO. The sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 2,518,750 founder shares held by the sponsor.

Our principal executive offices are located at 230 Park Avenue, Suite 1540, New York, NY 10169. We consider our current office space adequate for our current operations. We pay our sponsor (and/or its affiliates or designees) an aggregate of up to $10,000 per month for office space, secretarial, administrative and support services provided to us and members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the compensation described above, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination without shareholder approval. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Our sponsor loaned us funds to be used for a portion of the expenses of our IPO. These loans were non-interest bearing, unsecured and were due at the closing of our IPO.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private units, which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Registration Rights.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our Code of Ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from July 12, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $97,240 for the services Withum performed in connection with our IPO and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from July 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from July 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from July 12, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of Stellar V Capital Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, dated January 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

4.5*	Description of Securities

10.1	Amended and Restated Promissory Note, dated December 30, 2024, issued to Stellar V Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A (file No. 333-283612) filed with the SEC on January 13, 2025)

10.2	Securities Subscription Agreement, dated July 15, 2024, between the Company and Stellar V Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

10.3	Amendment to Securities Subscription Agreement, dated January 13, 2025, between the Company and Stellar V Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A (file No. 333-283612) filed with the SEC on January 13, 2025)

10.4	Letter Agreement, dated January 29, 2025, among the Company, its directors and officers, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.5	Investment Management Trust Agreement, dated January 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.6	Registration Rights Agreement, dated January 29, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.7	Sponsor Private Placement Units Purchase Agreement, dated January 29, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.8	BTIG Private Placement Units Purchase Agreement, dated January 29, 2025, by and between the Company and BTIG (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.9	Administrative Services Agreement, dated January 29, 2025, by and between the Company, the Sponsor and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.10	Form of Indemnity Agreements (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

14	Form of Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

19.1*	Insider Trading Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stellar V Capital Corp.

Dated: March 31, 2025	By:	/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Prokopios (Akis) Tsirigakis	Co-Chief Executive Officer, President and Chairman of the Board	March 31, 2025
Prokopios (Akis) Tsirigakis	(Principal Executive Officer)

/s/ George Syllantavos	Co-Chief Executive Officer and Chief Financial Officer	March 31, 2025
George Syllantavos	(Principal Accounting and Financial Officer)

/s/ Nicolas Bornozis	Director	March 31, 2025
Nicolas Bornozis

/s/ Christopher Thomas	Director	March 31, 2025
Christopher Thomas

/s/ Harry Braunstein	Director	March 31, 2025
Harry Braunstein

STELLAR V CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Stellar V Capital Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Stellar V Capital Corp. (the “Company”) as of December 31, 2024 and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 12, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from July 12, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025

PCAOB ID Number 100

STELLAR V CAPITAL CORP.

BALANCE SHEET

DECEMBER 31, 2024

Assets
Current assets
Prepaid expenses	$3,208
Total current assets	3,208
Deferred offering costs	359,679
Total Assets	$362,887

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$19,013
Accrued offering costs	227,000
Promissory note - related party	167,696
Total Liabilities	413,709

Commitments and Contingencies

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 489,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,059,925 shares issued and outstanding(1)	606
Additional paid-in capital	106,144
Accumulated deficit	(157,572)
Total Shareholders’ Deficit	(50,822)
Total Liabilities and Shareholders’ Deficit	$362,887

(1)	On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

STELLAR V CAPITAL CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 12, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative costs	$75,822
Loss from operations	(75,822)

Other expense:
Share-based compensation expense	(81,750)
Total other expenses	(81,750)

Net loss	$(157,572)

Weighted average Class B ordinary shares outstanding, basic and diluted(1)	6,059,925

Basic and diluted net loss per Class B ordinary share	$(0.03)

(1)	On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

STELLAR V CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 12, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — July 12, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	6,059,925	606	24,394	—	25,000

Share-based compensation expense to independent director nominees	—	—	81,750	—	81,750

Net loss	—	—	—	(157,572)	(157,572)

Balance — December 31, 2024	6,059,925	$606	$106,144	$(157,572)	$(50,822)

(1)	On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

STELLAR V CAPITAL CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 12, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash flows from operating activities:
Net loss	$(157,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs through promissory note – related party	7,817
Share-based compensation expense	81,750
Operating costs paid through promissory note – related party	48,992
Changes in operating assets and liabilities:
Accrued expenses	19,013
Net cash used in operating activities	—

Net change in cash	—
Cash – beginning of the period	—
Cash – end of the period	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$227,000
Deferred offering costs paid through promissory note - related party	$107,679
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Prepaid expenses paid through promissory note - related party	$3,208

The accompanying notes are an integral part of these financial statements.

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Stellar V Capital Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 12, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company may pursue an acquisition opportunity in any industry or geographic location.

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from July 12, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 29, 2025. On January 31, 2025, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Stellar V Sponsor LLC, a Delaware limited liability company (“Sponsor”), and BTIG, LLC (“BTIG”), the representative of the underwriters, generating gross proceeds of $5,550,000, which is described in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share, par value $0.0001 per share, and one-half of one warrant (the “Private Placement Warrants”), each whole Private Placement Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. Of those 555,000 Private Placement Units, the Sponsor purchased 365,000 private units and BTIG purchased 190,000 private units.

Transaction costs amounted to $8,782,919, consisting of $3,000,000 of cash underwriting fee, $5,250,000 of deferred underwriting fee, and $532,919 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriters fees and taxes payable, other than any or similar excise tax that may be due or payable, on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination.

However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on January 31, 2025, an amount of $151,050,000 ($10.07 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds will be held in cash, including in demand deposit accounts at a bank, or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, a Business Combination, all or a portion of their Public Shares upon the completion of a Business Combination either (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the completion window, subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value was equal to the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) will agree to vote their Founder Shares in favor of a Business Combination. In addition, the Initial Shareholders will agree to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, executive officers, directors and director nominees have agreed, pursuant to a letter agreement, that they will not propose any amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding public shares.

If the Company is unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering or during any extended time that the Company has to consummate a Business Combination beyond 21 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “completion window”), the Company will but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the warrants will expire and be worthless.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the fund held in the Trust Account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders will agree to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.07 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.07 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.07 per share due to reductions in the value of the trust assets, less taxes payable, other than any excise or similar tax that may be due or payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2024 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At December 31, 2024, the Company had cash of $0 and working capital deficit of $410,501.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has access to funds from the Sponsor to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and no cash equivalents as of December 31, 2024.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair value measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would have been accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. The underwriters did not exercise their overallotment option at the closing of the Initial Public Offering.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Warrant instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of December 31, 2024, there were no Public or Private Warrants outstanding.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Share-based compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Recent accounting standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-07 for the year ended December 31, 2024. ASU 2023-07 does not have a material effect on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on January 31, 2025, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 555,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $5,550,000 in the aggregate. Of those 555,000 private units, the Sponsor purchased 365,000 private units and BTIG purchased 190,000 private units. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On July 15, 2024, the Sponsor made a capital contribution $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 4,312,500 Class B ordinary (the “Founder Shares”). On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares.

On December 2, 2024, the Sponsor transferred 25,000 Class B ordinary shares to each of the three independent director nominees for approximately $0.004 per share. After such transfer, the sponsor holds an aggregate of 5,984,925 Class B ordinary shares, and the three independent director nominees hold an aggregate of 75,000 Class B ordinary shares, in addition to the interests they hold indirectly through the membership in the Sponsor. All share and per share data has been retrospectively presented. The sale of the Founders Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s independent directors was $81,750 or $1.09 per share. Such amount has been recorded as compensation expense on December 2, 2024, the date the shares were granted, as there are no service restrictions.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Related party loans

On July 15, 2024, as amended on December 30, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of March 31, 2025 (as amended) or the closing of the Initial Public Offering. As of December 31, 2024, the Company had borrowed $167,696 under the Promissory Note. On January 31, 2025, the Company repaid the total outstanding balance of the note amounting to $242,696. Borrowings under the note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative services agreement

The Company agreed, commencing on January 30, 2025 through the earlier of consummation of the initial Business Combination and the liquidation, to pay Nautilus Energy Management Corp. a fee of approximately $10,000 per month for office space, utilities, and secretarial and administrative support services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and shareholder rights

The holders of the Founder Shares, private units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights granted to BTIG are limited to one demand and unlimited piggyback rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering with respect to the registration under the Securities Act of the Private Placement Units and the underlying securities. The warrants underlying the Private Placement Units, if held by BTIG or its affiliates or associated persons, may not be exercised more than five years from commencement of sales of the Initial Public Offering in compliance with Rule 5110(g)(8)(A). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 2,250,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 17, 2025, the underwriters’ over-allotment option to purchase up to 2,250,000 additional Units has expired (Note 9).

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.0 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a fee of $0.35 per unit, or approximately $5.25 million in the aggregate, payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred underwriting commissions will be payable to the underwriter upon the closing of the initial Business Combination in two portions, as follows: (i) $0.325 per unit sold in the Initial Public Offering shall be paid to the underwriter in cash and (ii) $0.025 per unit sold in the Initial Public Offering shall be paid to the underwriter in cash (such amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriters’ receipt of 100% of the Base Fee, the Company has the right, in its sole discretion, to allocate any portion of the Allocable Amount to any third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority, Inc.) that assists the Company in consummating its initial Business Combination.

Risks and uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 489,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024, there were 6,059,925 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, approximately 26%, assuming the full exercise of the over-allotment option, or 29%, assuming no exercise of the over-allotment option, of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders and including the Class A ordinary shares underlying the Private Placement Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of December 31, 2024, there were no outstanding Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination and will be entitled to registration rights.

Redemption of warrants for cash: Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

If the Company calls the warrants for redemption for cash, as described above, the management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis.”

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

For the period from July 12, 2024 (inception) through December 31, 2024
General and administrative costs	$75,822

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below and in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2025, the Company consummated the Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 555,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $5,550,000 in the aggregate. Of those 555,000 Private Placement Units, the Sponsor purchased 365,000 Private Placement Units and BTIG purchased 190,000 Private Placement Units.

On January 31, 2025, in connection with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate. In addition, the underwriters were entitled to a fee of $0.35 per unit, or approximately $5.25 million in the aggregate, payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On January 31, 2025, the Company repaid all outstanding amounts under the Promissory Note.

On March 17, 2025, the underwriters’ over-allotment option to purchase up to 2,250,000 additional Units has expired.