Form 10-Q
period 2025-06-30
Stellar V Capital Corp. (Cayman Islands)
filed 2025-07-30
CIK 2033593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42496

STELLAR V CAPITAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, Suite 1540 New York, NY	10169
(Address of principal executive offices)	(Zip Code)

(212) 661-7566

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	SVCCU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value per share	SVCC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SVCCW	The Nasdaq Stock Market LLC

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

As of July 30, 2025, there were 15,555,000 Class A ordinary shares, par value $0.0001 per share, 6,059,925 Class B ordinary shares, par value $0.0001 per share, of the Company issued and outstanding.

STELLAR V CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STELLAR V CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$484,043	$—
Prepaid insurance	85,000	—
Prepaid expenses	53,592	3,208
Total current assets	622,635	3,208
Deferred offering costs	—	359,679
Long-Term prepaid insurance	49,126	—
Marketable securities held in Trust Account	153,603,825	—
Total Assets	$154,275,586	$362,887

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$37,637	$19,013
Accrued offering costs	75,000	227,000
Promissory note - related party	—	167,696
Total current liabilities	112,637	413,709
Deferred underwriting fee	5,250,000	—
Total Liabilities	5,362,637	413,709

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value of $10.24 and $0 per share at June 30, 2025 and December 31, 2024, respectively	153,603,825	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 489,000,000 shares authorized; 555,000 and no shares issued and outstanding (excluding 15,000,000 and 0 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	56	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,059,925 shares issued and outstanding at June 30, 2025 and December 31, 2024	606	606
Additional paid-in capital	—	106,144
Accumulated deficit	(4,691,538)	(157,572)
Total Shareholders’ Deficit	(4,690,876)	(50,822)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$154,275,586	$362,887

The accompanying notes are an integral part of the unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$152,682	$357,135
Loss from Operations	(152,682)	(357,135)

Other income:
Change in fair value of over-allotment option liability	—	221,454
Interest earned on marketable securities held in Trust Account	1,589,800	2,553,825
Total other income	1,589,800	2,775,279

Net income	$1,437,118	$2,418,144

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,555,000	12,976,823
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.13
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,059,925	6,059,925
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	6,059,925	$606	$106,144	$(157,572)	$(50,822)

Sale of 555,000 Private Placement Units	555,000	56	—	—	5,549,944	—	5,550,000

Fair value of Public Warrants at issuance	—	—	—	—	1,222,500	—	1,222,500

Allocated value of transaction costs to Private Placement shares, Public Warrants and over-allotment liability	—	—	—	—	(103,379)	—	(103,379)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,775,209)	(5,362,310)	(12,137,519)

Net income	—	—	—	—	—	981,026	981,026

Balance — March 31, 2025 (unaudited)	555,000	56	6,059,925	606	—	(4,538,856)	(4,538,194)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,589,800)	(1,589,800)

Net income	—	—	—	—	—	1,437,118	1,437,118

Balance — June 30, 2025 (unaudited)	555,000	$56	6,059,925	$606	$—	$(4,691,538)	$(4,690,876)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,418,144
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	1,750
Interest earned on marketable securities held in Trust Account	(2,553,825)
Change in fair value of over-allotment liability	(221,454)
Changes in operating assets and liabilities:
Prepaid expenses	22,866
Prepaid insurance	(85,000)
Long-Term prepaid insurance	(49,126)
Accounts payable and accrued expenses	18,624
Net cash used in operating activities	(448,021)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(151,050,000)
Net cash used in investing activities	(151,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Units	5,550,000
Due from Sponsor	25,000
Repayment of due from Sponsor	(25,000)
Repayment of promissory note - related party	(242,696)
Payment of offering costs	(325,240)
Net cash provided by financing activities	151,982,064

Net Change in Cash	484,043
Cash – Beginning of period	—
Cash – End of period	$484,043

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Prepaid services contributed by Sponsor through promissory note - related party	$75,000
Deferred underwriting fee payable	$5,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from July 12, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2025
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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value was equal to the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and are classified as such on the condensed balance sheets until such date that a redemption event takes place.

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
JUNE 30, 2025
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

Liquidity, capital resources and going concern

At June 30, 2025, the Company had cash of $484,043 and working capital surplus of $509,998.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by October 31, 2026. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 4, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 6, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $484,043 and $0 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024.

Marketable securities held in Trust Account

As of June 30, 2025, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair value measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering. However, the underwriters did not exercise the over-allotment option and the option expired, effective March 17, 2025, and the over-allotment option liability was derecognized. As of June 30, 2025, the full over-allotment option expired unexercised.

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

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(1,222,500)
Proceeds allocated to over-allotment option	(221,454)
Class A ordinary shares issuance costs	(8,679,540)
Plus:
Remeasurement of carrying value to redemption value	11,173,494
Class A ordinary shares subject to possible redemption, January 31, 2025	151,050,000
Plus:
Remeasurement of carrying value to redemption value	2,553,825
Class A ordinary shares subject to possible redemption, June 30, 2025	$153,603,825

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,332,500 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three and six months ended June 30, 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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
JUNE 30, 2025
(UNAUDITED)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,034,210	$402,908	$1,648,382	$769,762
Denominator:
Basic and diluted weighted-average shares outstanding	15,555,000	6,059,925	12,976,823	6,059,925
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.13	$0.13

Share-based compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statements of operations.

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
JUNE 30, 2025
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

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Due from Sponsor

The Company paid the Sponsor an amount of $25,000 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $25,000 was due to the Company as of January 31, 2025, and was subsequently returned to the Company on February 3, 2025.

Administrative services agreement

The Company agreed, commencing on January 30, 2025 through the earlier of consummation of the initial Business Combination and the liquidation, to pay Nautilus Energy Management Corp. a fee of approximately $10,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 2,250,000 additional units at the Initial Public Offering price less the underwriting discounts and commissions. As of June 30, 2025, the full over-allotment option expired unexercised.

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

In recent months, changes in trade policies, including tariffs, trade agreements and other trade restrictions have been threatened and imposed by the U.S. and other governments, often with little or no advance notice. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy and economic growth. Such conditions could have a material adverse impact on the Company’s business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to financing sources, which could in turn reduce our cash flow and limit our ability to pursue and consummate a Business Combination.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russia-Ukraine conflict, the Israel-Hamas conflict, increases in tariff and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 489,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 555,000 and no Class A ordinary shares issued and outstanding, excluding the 15,000,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 6,059,925 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of June 30, 2025, there were 7,777,500 warrants outstanding, including 7,500,000 Public Warrants and 277,500 Private Placement Warrants. As of December 31, 2024 there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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
JUNE 30, 2025
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

NOTE 8. FAIR VALUE MEASUREMENTS

At June 30, 2025, assets held in the Trust Account were comprised of $153,603,825 in U.S. Treasury securities. During the six months ended June 30, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Assets:
U.S. Treasury Securities	1	$153,603,825	$—

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the unaudited condensed statements of operations.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

The fair value of the over-allotment option liability was $221,454 or $0.098 per over-allotment unit. The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

Inputs	January 31, 2025
Risk-free interest rate	4.37%
Expected term (years)	0.12
Expected volatility	4.91%
Exercise price	$10.00
Fair value of over-allotment unit	$0.098

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s over-allotment option liability classified as Level 3 for the six months ended June 30, 2025:

Fair value of over-allotment option liability at January 1, 2025	$—
Initial fair value of over-allotment option liability at January 31, 2025	221,454
Change in fair value of over-allotment option liability	(221,454)
Fair value of over-allotment option liability at March 31, 2025 and June 30, 2025	$—

The fair value of the Public Warrants was $1,222,500, or $0.163 per Public Warrant. The fair value of the Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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
JUNE 30, 2025
(UNAUDITED)

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30, 2025	December 31, 2024
Cash	$484,043	$—
Cash and marketable securities held in Trust Account	$153,603,825	$—

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$152,682	$357,135
Interest earned on marketable securities held in Trust Account	$1,589,800	$2,553,825

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholders’ value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date through the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on July 12, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the initial public offering (the “Initial Public Offering”) and the sale of the private units (“Private Placement Units”), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net income of $1,437,118, which consisted of interest earned on marketable securities held in Trust Account of $1,589,800, offset by general and administrative costs of $152,682.

For the six months ended June 30, 2025, we had a net income of $2,418,144, which consisted of interest earned on marketable securities held in Trust Account of $2,553,825 and change on overallotment liability of $221,454, offset by general and administrative costs of $357,135.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor, which were repaid at the closing of the Initial Public Offering.

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

For the six months ended June 30, 2025, cash used in operating activities was $448,021. Net income of $2,418,144 was affected interest earned on marketable securities held in Trust Account of $2,553,825, change on overallotment liability of $221,454, and payment of operation costs through promissory note of $1,750. Changes in operating assets and liabilities used $92,636 of cash for operating activities.

Following the closing of the Initial Public Offering and the private placement, a total of $151,050,000 was placed in the Trust Account. We incurred $8,782,919, consisting of $3,000,000 of cash underwriting fee, $5,250,000 of deferred underwriting fee, and $92,491 of other offering costs.

As of June 30, 2025, we had marketable securities held in the Trust Account of $153,603,825 (including $2,553,825 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $484,043 .We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

STELLAR V CAPITAL CORP.

Date: July 30, 2025	By:	/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	Co-Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: July 30, 2025	By:	/s/ George Syllantavos
	Name:	George Syllantavos
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial And Accounting Officer)