Form 10-K
period 2025-12-31
Stellar V Capital Corp. (Cayman Islands)
filed 2026-03-09
CIK 2033593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 9, 2026, there were 15,555,000 Class A ordinary shares, par value $0.0001 per share, 6,059,925 Class B ordinary shares, par value $0.0001 per share, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STELLAR V CAPITAL CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

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

On January 31, 2025, we consummated our initial public offering (the “IPO”) of 15,000,000 units. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. Each unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. We granted BTIG, LLC (“BTIG”), the representative of the underwriters, a 45-day option to purchase up to 2,250,000 additional units solely to cover over-allotments, if any. On March 17, 2025, the underwriters’ over-allotment option to purchase up to 2,250,000 additional units expired.

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

On January 29, 2025, in connection with the IPO, Nicolas Bornozis, Christopher Thomas, and Harry Braunstein were appointed to the board of directors of the Company. Effective January 29, 2025, each of Nicolas Bornozis, Christopher Thomas, and Harry Braunstein was appointed to the board’s audit committee, compensation committee and nominating and corporate governance committee. Harry Braunstein passed away in November 2025. In February 2026, the board appointed Michael Braunstein as a director. Christopher Thomas, Nicolas Bornozis and Michael Braunstein are the chairs of the audit committee, compensation committee and nominating and corporate governance committee, respectively.

The Company’s board is comprised of the following three classes: the first class of directors, Class I, consists of Christopher Thomas, and will expire at the Company’s first annual meeting of shareholders after the IPO; the second class of directors, Class II, consists of Michael Braunstein and Nicolas Bornozis, and will expire at the Company’s second annual meeting of shareholders after the IPO; and the third class of directors, Class III, consists of Georgios Syllantavos and Prokopios (Akis) Tsirigakis, and will expire at the Company’s third annual meeting of shareholders after the IPO.

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

ITEM 2. PROPERTIES

We currently maintain our executive offices at 230 Park Avenue, Suite 1540, New York, NY 10169. Such space is provided to us by our sponsor, as included in the administrative services agreement, at approximately $10,000 per month. We consider our current office space adequate for our current operations.

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

Holders of Record

As of March 9, 2026, there were 15,555,000 of our Class A ordinary shares issued and outstanding held by three stockholders of record and 6,059,925 of our Class B ordinary shares issued and outstanding held by four stockholders of record . The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 31, 2025, we consummated our IPO of 15,000,000 units. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. Each unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had a net income of $5,306,976, which consisted of interest earned on marketable securities held in Trust Account of $5,674,641 and change on overallotment liability of $221,454, offset by general and administrative costs of $589,119.

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

For the year ended December 31, 2025, cash used in operating activities was $577,956. Net income of $5,306,976 was affected by interest earned on marketable securities held in Trust Account of $5,674,641, change on overallotment liability of $221,454, and general and administrative costs through promissory note of $3,208. Changes in operating assets and liabilities provided $7,955 of cash for operating activities.

For the period from July 12, 2024 (inception) through December 31, 2024, cash used in operating activities was $0. Net loss of $157,572 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,817, share-based compensation expense of $81,750 and payment of general and administrative costs through promissory note of $48,992. Changes in operating assets and liabilities provided $19,013 of cash for operating activities.

Following the closing of the Initial Public Offering and the private placement, a total of $151,050,000 was placed in the Trust Account. We incurred $8,782,919 of transaction costs, consisting of $3,000,000 of cash underwriting fee, $5,250,000 of deferred underwriting fee, and $532,919 of other offering costs.

As of December 31, 2025, we had marketable securities held in the Trust Account of $156,724,641 (including $5,674,641 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $354,108. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 8. Financial Statements and Supplementary Data

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we maintain an effective internal control over financial reporting as of December 31, 2025.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Attestation report of the registered public accounting firm

Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 9, 2026.

Name	Age	Title
Prokopios (Akis) Tsirigakis	70	Co-Chief Executive Officer, President and Chairman of the Board
George Syllantavos	61	Co-Chief Executive Officer and Chief Financial Officer, Director
Anastasios (Tassos) Chrysostomidis	48	Vice President of Business Development
Nicolas Bornozis	70	Director
Christopher Thomas	66	Director
Michael Braunstein	43	Director

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

Michael Braunstein has served as our director since February 28, 2026. Mr. Braunstein has been a partner of Braunstein Turkish LLP since September 2009, and the managing member of Sunset Capital 1 LLC and its affiliate entities since November 2025. From January 2024 to November 2025, Mr. Braunstein was the president of Sunset Capital 1 LLC and its affiliate entities. From January 2019 to December 2023, he was the vice president of Sunset Capital 1 LLC and its affiliate entities. Mr. Braunstein is also a director of Sunset Capital 1 LLC. Mr. Braunstein received his bachelor degree in music business from New York University in 2004 and his Juris Doctor degree from Brooklyn Law School in 2009.

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

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Nicolas Bornozis, Christopher Thomas and Michael Braunstein is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Nicolas Bornozis, Christopher Thomas and Michael Braunstein, each of whom meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Christopher Thomas serves as chairperson of the audit committee.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Nicolas Bornozis, Christopher Thomas and Michael Braunstein. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Nicolas Bornozis, Christopher Thomas and Michael Braunstein are independent and Nicolas Bornozis chairs the compensation committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Nicolas Bornozis, Christopher Thomas and Michael Braunstein and Michael Braunstein serves as chair of the nominating and corporate governance committee.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation/Title
Prokopios (Akis) Tsirigakis	Nautilus Energy Management Corp.	Ship management	co-CEO
	Sevenseas Investment Fund SCSp.	Shipping fund.	President

George Syllantavos	Nautilus Energy Management Corp.	Ship management	co-CEO
	Sevenseas Investment Fund SCSp	Shipping fund	Director
	Beam Global	EV Charging/Cleantech	Director

Nicolas Bornozis	Capital Link	Investor Relations Services	President and CEO

Christopher Thomas	TC Holding LLC	Vessel Investments	CFO

Michael Braunstein	Braunstein Turkish LLP	Law	Partner

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares and private units. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them after our IPO. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units will be worthless.

●	Additionally, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Transfers of Founder Shares and Private Units.” Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. We refer to such transfer restrictions throughout this report as the lock-up. Notwithstanding the foregoing, if (1) the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination or (2) if we consummate a transaction after our initial business combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. Because each of our executive officers and directors will own ordinary shares or private units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The amount of compensation that may be received by our sponsor, its affiliates and our three independent directors is summarized as follows:

Entity/Individual	Amount of Compensation to be Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
Stellar V Sponsor LLC and our three independent directors (Nicolas Bornozis, Christopher Thomas and Michael Braunstein)	6,059,925 Class B Ordinary shares.(1) The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, approximately 29% of the total number of Class A ordinary shares outstanding after such conversion.	$25,000
Stellar V Sponsor LLC	365,000 private units(2)	$3,650,000(2)
	$10,000 per month	For office space, secretarial, administrative, support and other related services provided to us and members of our management team
	Up to $300,000	Repayment of loans made to us by our sponsor to cover offering-related and organizational expenses.
	Up to $1,500,000 in working capital loans may be convertible into private units at a price of $10.00 per unit	Working capital loans to finance transaction costs in connection with an intended initial business combination.
	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination	Services in connection with identifying, investigating and completing an initial business combination.

(1)	Our sponsor holds an aggregate of 5,984,925 Class B ordinary shares, and our three independent directors hold an aggregate of 75,000 Class B ordinary shares, in addition to the interests they hold indirectly through the membership in our sponsor (see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Sponsor Ownership” of this report for more information).

(2)	Members of our management team and our independent directors hold interest in the private units indirectly through the membership in our sponsor (see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Sponsor Ownership” of this report for more information).

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

Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Class B Ordinary Shares
Stellar V Sponsor LLC(1)(2)	365,000	2.3%	5,984,925		98.8%
Prokopios (Akis) Tsirigakis(1)(2)	365,000	2.3%	5,984,925		98.8%
George Syllantavos(1)(2)	365,000	2.3%	5,984,925		98.8%
Anastasios (Tassos) Chrysostomidis	—	—	—		—
Nicolas Bornozis	—	—	25,000		*
Christopher Thomas	—	—	25,000		*
Michael Braunstein	—	—	25,000	(3)	*
All officers, directors and directors as a group (6 persons)	365,000	2.3%	6,059,925		100%

*	Less than one percent.

(1)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” and with respect to the interests held after our IPO, Class A ordinary shares issuable pursuant to a private placement.

(2)	Stellar V Sponsor LLC is the record holder of the shares reported herein. Prokopios (Akis) Tsirigakis and George Syllantavos are the managing members of Stellar V Sponsor LLC. Prokopios (Akis) Tsirigakis and George Syllantavos have voting and investment discretion with respect to the ordinary shares held of record by Stellar V Sponsor LLC. As of the date of this report, no other person has a direct or indirect material interest in our sponsor. Messrs. Tsirigakis and Syllantavos disclaim any beneficial ownership of the securities held by Stellar V Sponsor LLC other than to the extent of any pecuniary interest they each may have therein, directly or indirectly.

(3)	When Harry Braunstein, the Company’s former independent director, passed away in November 2025, the 25,000 Class B ordinary shares he owned stayed in a trust created under his will for the benefit of his spouse. After the Board appointed Michael Braunstein as an independent director of the Company, the trust transferred these 25,000 Class B ordinary shares to Michael Braunstein, the son of Harry Braunstein.

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

Sponsor Ownership

The following table sets forth information regarding the ownership of interests in Stellar V Sponsor LLC, our sponsor, by each person known by us to have material direct and indirect interests in the sponsor, and by each of our officers and directors who have an interest in the sponsor:

	Sponsor Class A Units(2)			Sponsor Class B Units(3)
Name of Beneficial Owner	Number of Units Beneficially Owned		Approximate Percentage of Outstanding Units	Number of Units Beneficially Owned	Approximate Percentage of Outstanding Units
Prokopios (Akis) Tsirigakis(1)	5,984,925	(4)	100%	365,000	100%
George Syllantavos(1)	5,984,925	(4)	100%	365,000	100%
Michael Braunstein(5)	150,000	(6)	2.5%	15,000	4.1%
Nicolas Bornozis(5)	150,000	(6)	2.5%	15,000	4.1%
Anastasios (Tassos) Chrysostomidis(5)	170,000		2.8%	—	—

(1)	Prokopios (Akis) Tsirigakis and George Syllantavos are the managing members of the sponsor and direct its day-to-day operations. Except as disclosed above, no other person has a material interest in the sponsor.

(2)	Each Class A Unit beneficially owned represents an interest in one founder share owned by the sponsor.

(3)	Each Class B Unit beneficially owned represents an interest in one private unit owned by the sponsor.

(4)	Prokopios (Akis) Tsirigakis and George Syllantavos have voting power and share dispositive power with respect to all the outstanding units of the Sponsor. The 5,984,925 Class A Units includes (i) 1,365,588 units allocated to Prokopios (Akis) Tsirigakis, (ii) 1,358,088 units allocated to George Syllantavos, (iii) 150,000 units allocated to Michael Braunstein, (iv) 150,000 units allocated to Nicolas Bornozis, (v) 170,000 units allocated to Anastasios (Tassos) Chrysostomidis, the Company’s Vice President of business development and (vi) 150,000 units allocated to an individual who is neither a director nor an officer of the Company.

(5)	Such persons share dispositive power over these securities with Prokopios (Akis) Tsirigakis and George Syllantavos.

(6)	Amounts shown in this table do not reflect the ownership interest in founder shares held outside the sponsor.

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

Audit Fees. During the year ended December 31, 2025 and for the period from July 12, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $133,000 and $97,240 for the services Withum performed in connection with our IPO and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from July 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from July 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from July 12, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of Stellar V Capital Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, dated January 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

4.5*	Description of Securities

10.1	Amended and Restated Promissory Note, dated December 30, 2024, issued to Stellar V Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A (file No. 333-283612) filed with the SEC on January 13, 2025)

10.2	Securities Subscription Agreement, dated July 15, 2024, between the Company and Stellar V Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

10.3	Amendment to Securities Subscription Agreement, dated January 13, 2025, between the Company and Stellar V Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A (file No. 333-283612) filed with the SEC on January 13, 2025)

10.4	Letter Agreement, dated January 29, 2025, among the Company, its directors and officers, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.5	Investment Management Trust Agreement, dated January 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.6	Registration Rights Agreement, dated January 29, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.7	Sponsor Private Placement Units Purchase Agreement, dated January 29, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.8	BTIG Private Placement Units Purchase Agreement, dated January 29, 2025, by and between the Company and BTIG (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.9	Administrative Services Agreement, dated January 29, 2025, by and between the Company, the Sponsor and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

10.10	Form of Indemnity Agreements (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 4, 2025)

14	Form of Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the annual report on Form 10-K filed with the SEC on March 31, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K filed with the SEC on March 31, 2025)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-1 (file No. 333-283612) filed with the SEC on December 4, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stellar V Capital Corp.

Dated: March 9, 2026	By:	/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Prokopios (Akis) Tsirigakis	Co-Chief Executive Officer, President and Chairman of the Board	March 9, 2026
Prokopios (Akis) Tsirigakis	(Principal Executive Officer)

/s/ George Syllantavos	Co-Chief Executive Officer and Chief Financial Officer	March 9, 2026
George Syllantavos	(Principal Accounting and Financial Officer)

/s/ Nicolas Bornozis	Director	March 9, 2026
Nicolas Bornozis

/s/ Christopher Thomas	Director	March 9, 2026
Christopher Thomas

/s/ Michael Braunstein	Director	March 9, 2026
Michael Braunstein

STELLAR V CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Stellar V Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stellar V Capital Corp. as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for year ended December 31, 2025 and for the period from July 12, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from July 12, 2024 (inception) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 31, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 9, 2026

PCAOB ID Number 100

STELLAR V CAPITAL CORP.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current assets
Cash	$354,108	$—
Prepaid insurance	85,000	—
Prepaid expenses	5,526	3,208
Total current assets	444,634	3,208
Deferred offering costs	—	359,679
Long-Term prepaid insurance	6,626	—
Marketable securities held in Trust Account	156,724,641	—
Total Assets	$157,175,901	$362,887

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$49,120	$19,013
Accrued offering costs	75,000	227,000
Promissory note - related party	—	167,696
Total current liabilities	124,120	413,709
Deferred underwriting fee	5,250,000	—
Total Liabilities	5,374,120	413,709

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value of $10.45 and $0 per share at December 31, 2025 and 2024, respectively	156,724,641	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 489,000,000 shares authorized; 555,000 and no shares issued and outstanding (excluding 15,000,000 and 0 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	56	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,059,925 shares issued and outstanding at December 31, 2025 and 2024 (1)	606	606
Additional paid-in capital	—	106,144
Accumulated deficit	(4,923,522)	(157,572)
Total Shareholders’ Deficit	(4,922,860)	(50,822)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$157,175,901	$362,887

(1)	On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the financial statements.

STELLAR V CAPITAL CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the period from July 12, 2024 (inception) through December 31, 2024
General and administrative costs	$589,119	$75,822
Loss from Operations	(589,119)	(75,822)

Other income (expense):
Change in fair value of over-allotment option liability	221,454	—
Share-based compensation expense	—	(81,750)
Interest earned on marketable securities held in Trust Account	5,674,641	—
Total other income (expense)	5,896,095	(81,750)

Net income (loss)	$5,306,976	$(157,572)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,233,890	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.26	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	6,059,925	6,059,925
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.26	$(0.03)

(1)	On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the financial statements.

STELLAR V CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 12, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	6,059,925	606	24,394	—	25,000
Share-based compensation expense to independent director nominees	—	—	—	—	81,750	—	81,750
Net loss	—	—	—	—	—	(157,572)	(157,572)
Balance – December 31, 2024	—	—	6,059,925	606	106,144	(157,572)	(50,822)
Sale of 555,000 Private Placement Units	555,000	56	—	—	5,549,944	—	5,550,000
Fair value of Public Warrants at issuance	—	—	—	—	1,222,500	—	1,222,500
Allocated value of transaction costs to Private Placement shares, Public Warrants and over-allotment liability	—	—	—	—	(103,379)	—	(103,379)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(6,775,209)	(10,072,926)	(16,848,135)
Net income	—	—	—	—	—	5,306,976	5,306,976
Balance – December 31, 2025	555,000	$56	6,059,925	$606	$—	$(4,923,522)	$(4,922,860)

(1)	On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the financial statements.

STELLAR V CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the period from July 12, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$5,306,976	$(157,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,817
Share-based compensation expense	—	81,750
Payment of general and administrative costs through promissory note	3,208	48,992
Interest earned on marketable securities held in Trust Account	(5,674,641)	—
Change in fair value of over-allotment liability	(221,454)	—
Changes in operating assets and liabilities:
Prepaid expenses	69,474	—
Prepaid insurance	(85,000)	—
Long-Term prepaid insurance	(6,626)	—
Accounts payable and accrued expenses	30,107	19,013
Net cash used in operating activities	(577,956)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(151,050,000)	—
Net cash used in investing activities	(151,050,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000	—
Proceeds from sale of Private Placement Units	5,550,000	—
Due from Sponsor	25,000	—
Repayment of due from Sponsor	(25,000)	—
Repayment of promissory note - related party	(242,696)	—
Payment of offering costs	(325,240)	—
Net cash provided by financing activities	151,982,064	—

Net Change in Cash	354,108	—
Cash – Beginning of period	—	—
Cash – End of period	$354,108	$—

Non-cash financing activities:
Offering costs included in accrued offering costs	$75,000	$227,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$107,679
Prepaid expenses paid through promissory note - related party	$—	$3,208
Prepaid services contributed by Sponsor through promissory note - related party	$75,000	$—
Accretion of Class A ordinary shares to redemption amount	$16,848,135	$—
Deferred underwriting fee payable	$5,250,000	$—

The accompanying notes are an integral part of the financial statements.

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from July 12, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value was equal to the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and are classified as such on the balance sheets until such date that a redemption event takes place.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

At December 31, 2025, the Company had cash of $354,108 and working capital of $320,514.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $354,108 and $0 in cash and no cash equivalents as of December 31, 2025 and 2024.

Marketable securities held in Trust Account

As of December 31, 2025, all of the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account is determined using available market information. As of December 31, 2025 and 2024, there were $156,724,641 and $0 assets held in the Trust Account, respectively.

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

Fair value measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering. However, the underwriters did not exercise the over-allotment option and the option expired, effective March 17, 2025, and the over-allotment option liability was derecognized. As of December 31, 2025, the full over-allotment option expired unexercised.

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

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(1,222,500)
Proceeds allocated to over-allotment option	(221,454)
Class A ordinary shares issuance costs	(8,679,540)
Plus:
Remeasurement of carrying value to redemption value	16,848,135
Class A ordinary shares subject to possible redemption, December 31, 2025	$156,724,641

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,332,500 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary for the year ended December 31, 2025 and for the period from July 12, 2024 (inception) through December 31, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Year Ended December 31, 2025		For the period from July 12, 2024 (inception) through December 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,722,263	$1,584,713	$—	$(157,572)
Denominator:
Weighted-average shares outstanding	14,233,890	6,059,925	—	6,059,925
Basic and diluted net income (loss) per ordinary share	$0.26	$0.26	$—	$(0.03)

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Share-based compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On July 15, 2024, the Sponsor made a capital contribution of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 4,312,500 Class B ordinary shares (the “Founder Shares”). On October 2, 2024, the Company, through a share capitalization, issued the Sponsor an additional 1,747,425 Class B ordinary shares as bonus shares, as a result of which the Sponsor has purchased an aggregate of 6,059,925 Class B ordinary shares.

On December 2, 2024, the Sponsor transferred 25,000 Class B ordinary shares to each of the three independent director nominees for approximately $0.004 per share. After such transfer, the Sponsor holds an aggregate of 5,984,925 Class B ordinary shares, and the three independent director nominees hold an aggregate of 75,000 Class B ordinary shares, in addition to the interests they hold indirectly through the membership in the Sponsor. All share and per share data has been retrospectively presented. The sale of the Founder Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s independent directors was $81,750 or $1.09 per share. Such amount has been recorded as compensation expense on December 2, 2024, the date the shares were granted, as there are no service restrictions.

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

Due from Sponsor

The Company paid the Sponsor an amount of $25,000 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $25,000 was due to the Company as of January 31, 2025, and was subsequently returned to the Company on February 3, 2025.

Administrative services agreement

The Company agreed, commencing on January 30, 2025 through the earlier of consummation of the initial Business Combination and the liquidation, to pay Nautilus Energy Management Corp. a fee of approximately $10,000 per month for office space, utilities, and secretarial and administrative support services. For the year ended December 31, 2025, the Company incurred and paid $110,000 in fees for these services. For the period from July 12, 2024 (inception) through December 31, 2024, no expenses incurred for these services.

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

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 2,250,000 additional units at the Initial Public Offering price less the underwriting discounts and commissions. As of December 31, 2025, the full over-allotment option expired unexercised.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 489,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 555,000 and no Class A ordinary shares issued and outstanding, excluding the 15,000,000 and 0 shares subject to possible redemption, respectively.

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 6,059,925 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of December 31, 2025, there were 7,777,500 warrants outstanding, including 7,500,000 Public Warrants and 277,500 Private Placement Warrants. As of December 31, 2024 there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 8. FAIR VALUE MEASUREMENTS

At December 31, 2025, assets held in the Trust Account were comprised of $156,724,641 in money market funds invested primarily in U.S. treasury securities. During the nine months ended December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$156,724,641	$—

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statements of operations.

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s over-allotment option liability classified as Level 3 for the year ended December 31, 2025:

Fair value of over-allotment option liability at January 1, 2025	$—
Initial fair value of over-allotment option liability at January 31, 2025	221,454
Change in fair value of over-allotment option liability	(221,454)
Fair value of over-allotment option liability at December 31, 2025	$—

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

STELLAR V CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	December 31, 2025	December 31, 2024
Cash	$354,108	$—
Marketable securities held in Trust Account	$156,724,641	$—

	For the Year Ended December 31, 2025	For the period from July 12, 2024 (inception) through December 31, 2024
General and administrative costs	$589,119	$75,822
Interest earned on marketable securities held in Trust Account	$5,674,641	$—

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

General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except below.

On February 28, 2026, upon recommendation of the Nominating and Governance Committee of the Company’s board of directors, the board elected Michael Braunstein, the son of Harry Braunstein, as a class II director of the Company, to serve on the Audit Committee and the Compensation Committee, and to serve as chair of the Nominating and Corporate Governance Committee. The board has determined that Michael Braunstein is independent pursuant to the director independence standards established under the NASDAQ Stock Market listing rules.