Form 10-Q
period 2026-03-31
Stellar V Capital Corp. (Cayman Islands)
filed 2026-05-14
CIK 2033593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 15,555,000 Class A ordinary shares, par value $0.0001 per share, 6,059,925 Class B ordinary shares, par value $0.0001 per share, of the Company issued and outstanding.

STELLAR V CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STELLAR V CAPITAL CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$181,386	$354,108
Prepaid insurance	70,376	85,000
Prepaid expenses	14,566	5,526
Total current assets	266,328	444,634
Long-term prepaid insurance	—	6,626
Marketable securities held in Trust Account	158,108,861	156,724,641
Total Assets	$158,375,189	$157,175,901

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$122,384	$49,120
Accrued offering costs	—	75,000
Total current liabilities	122,384	124,120
Deferred underwriting fee	5,250,000	5,250,000
Total Liabilities	5,372,384	5,374,120

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value of $10.54 and $10.45 per share at March 31, 2026 and December 31, 2025, respectively	158,108,861	156,724,641

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 489,000,000 shares authorized; 555,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	56	56
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,059,925 shares issued and outstanding at March 31, 2026 and December 31, 2025	606	606
Additional paid-in capital	—	—
Accumulated deficit	(5,106,718)	(4,923,522)
Total Shareholders’ Deficit	(5,106,056)	(4,922,860)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$158,375,189	$157,175,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$183,196	$204,453
Loss from operations	(183,196)	(204,453)

Other income:
Change in fair value of over-allotment option liability	—	221,454
Interest earned on marketable securities held in Trust Account	1,384,220	964,025
Total other income	1,384,220	1,185,479

Net income	$1,201,024	$981,026

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,555,000	10,370,000
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.06
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,059,925	6,059,925
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	555,000	$56	6,059,925	$606	$—	$(4,923,522)	$(4,922,860)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,384,220)	(1,384,220)

Net income	—	—	—	—	—	1,201,024	1,201,024

Balance — March 31, 2026 (unaudited)	555,000	$56	6,059,925	$606	$—	$(5,106,718)	$(5,106,056)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	6,059,925	$606	$106,144	$(157,572)	$(50,822)

Sale of 555,000 Private Placement Units	555,000	56	—	—	5,549,944	—	5,550,000

Fair value of Public Warrants at issuance	—	—	—	—	1,222,500	—	1,222,500

Allocated value of transaction costs to Private Placement shares, Public Warrants and over-allotment liability	—	—	—	—	(103,379)	—	(103,379)

Accretion for Class A ordinary shares to redemption amount			—	—	(6,775,209)	(5,362,310)	(12,137,519)

Net income			—	—	—	981,026	981,026

Balance — March 31, 2025 (unaudited)	555,000	$56	6,059,925	$606	$—	$(4,538,856)	$(4,538,194)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,201,024	$981,026
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	—	833
Interest earned on marketable securities held in Trust Account	(1,384,220)	(964,025)
Change in fair value of over-allotment liability	—	(221,454)
Changes in operating assets and liabilities:
Prepaid expenses	(9,040)	(8,154)
Prepaid insurance	14,624	(85,000)
Long-term prepaid insurance	6,626	(70,376)
Accrued offering costs	(75,000)	—
Accounts payable and accrued expenses	73,264	53,845
Net cash used in operating activities	(172,722)	(313,305)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(151,050,000)
Net cash used in investing activities	—	(151,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Units	—	5,550,000
Due from Sponsor	—	25,000
Repayment of due from Sponsor	—	(25,000)
Repayment of promissory note - related party	—	(242,696)
Payment of offering costs	—	(325,240)
Net cash provided by financing activities	—	151,982,064

Net Change in Cash	(172,722)	618,759
Cash – Beginning of period	354,108	—
Cash – End of period	$181,386	$618,759

Non-cash financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Prepaid services contributed by Sponsor through promissory note - related party	$—	$75,000
Deferred underwriting fee payable	$—	$5,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from July 12, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
MARCH 31, 2026
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

At March 31, 2026, the Company had cash of $181,386 and working capital of $143,944.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period by October 31, 2026, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 31, 2026.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $181,386 and $354,108 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable securities held in Trust Account

As of March 31, 2026 and December 31, 2025, all of the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account is determined using available market information. As of March 31, 2026 and December 31, 2025, there were $158,108,861 and $156,724,641 assets held in the Trust Account, respectively.

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
MARCH 31, 2026
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

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of Initial Public Offering. However, the underwriters did not exercise the over-allotment option and the option expired, effective March 17, 2025, and the over-allotment option liability was derecognized. As a result, the full over-allotment option expired unexercised.

Offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, ”Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
MARCH 31, 2026
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

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(1,222,500)
Proceeds allocated to over-allotment option	(221,454)
Class A ordinary shares issuance costs	(8,679,540)
Plus:
Accretion of carrying value to redemption value	16,848,135
Class A ordinary shares subject to possible redemption, December 31, 2025	$156,724,641
Plus:
Accretion of carrying value to redemption value	1,384,220
Class A ordinary shares subject to possible redemption, March 31, 2026	$158,108,861

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,332,500 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three months ended March 31, 2026 and 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$864,307	$336,717	$619,190	$361,836
Denominator:
Weighted-average shares outstanding	15,555,000	6,059,925	10,370,000	6,059,925
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06	$0.06

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Due from Sponsor

The Company paid the Sponsor an amount of $25,000 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $25,000 was due to the Company as of January 31, 2025, and was subsequently returned to the Company on February 3, 2025.

Administrative services agreement

The Company agreed, commencing on January 30, 2025 through the earlier of consummation of the initial Business Combination and the liquidation, to pay Nautilus Energy Management Corp. a fee of approximately $10,000 per month for office space, utilities, and secretarial and administrative support services. For the three months ended March 31, 2026, the Company incurred and paid $30,000 in fees for these services. For the three months ended March 31, 2025, the Company incurred and paid $20,000 in fees for these services.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 2,250,000 additional units at the Initial Public Offering price less the underwriting discounts and commissions. As of March 31, 2026, the full over-allotment option expired unexercised.

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

In recent months, changes in trade policies, including tariffs, trade agreements and other trade restrictions have been threatened and imposed by the U.S. and other governments, often with little or no advance notice. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy and economic growth. Such conditions could have a material adverse impact on the Company’s business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase the Company’s costs of capital and limit its access to financing sources, which could in turn reduce the Company’s cash flow and limit its ability to pursue and consummate a Business Combination.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 489,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 555,000 Class A ordinary shares issued and outstanding, excluding the 15,000,000 shares subject to possible redemption.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 6,059,925 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 7,777,500 warrants outstanding, including 7,500,000 Public Warrants and 277,500 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

At March 31, 2026, assets held in the Trust Account were comprised of $158,108,861 in money market funds invested primarily in U.S. treasury securities. During the three months ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $156,724,641 in money market funds invested primarily in U.S. treasury securities.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$158,108,861	$156,724,641

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
MARCH 31, 2026
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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, ”Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	March 31, 2026	December 31, 2025
Cash	$181,386	$354,108
Marketable securities held in Trust Account	$158,108,861	$156,724,641

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$183,196	$204,453
Interest earned on marketable securities held in Trust Account	$1,384,220	$964,025

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net income of $1,201,024, which consisted of interest earned on marketable securities held in Trust Account of $1,384,220, offset by general and administrative costs of $183,196.

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

For the three months ended March 31, 2026, cash used in operating activities was $172,722. Net income of $1,201,024 was affected by interest earned on marketable securities held in Trust Account of $1,384,220. Changes in operating assets and liabilities provided $10,474 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $313,305. Net income of $981,026 was affected interest earned on marketable securities held in Trust Account of $964,025, change on overallotment liability of $221,454, and payment of operation costs through promissory note of $833. Changes in operating assets and liabilities used $93,019 of cash for operating activities.

Following the closing of the Initial Public Offering and the private placement, a total of $151,050,000 was placed in the Trust Account. We incurred $8,782,919 of transaction costs, consisting of $3,000,000 of cash underwriting fee, $5,250,000 of deferred underwriting fee, and $532,919 of other offering costs.

As of March 31, 2026, we had marketable securities held in the Trust Account of $158,108,861 (including $7,058,861 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $181,386. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period by October 31, 2026, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 31, 2026.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2025, in connection with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate. In addition, the underwriters were entitled to a fee of $0.35 per unit, or approximately $5.25 million in the aggregate, payable to the underwriters for deferred underwriting commissions. BTIG, LLC acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-283612). The Securities and Exchange Commission declared the registration statements effective on January 29, 2025.

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

STELLAR V CAPITAL CORP.

Date: May 14, 2026	By:	/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	Co-Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ George Syllantavos
	Name:	George Syllantavos
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial And Accounting Officer)