Form 10-Q
period 2026-06-30
Stellar V Capital Corp. (Cayman Islands)
filed 2026-08-12
CIK 2033593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 15,555,000 Class A ordinary shares, par value $0.0001 per share, 6,059,925 Class B ordinary shares, par value $0.0001 per share, of the Company issued and outstanding.

STELLAR V CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STELLAR V CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$61,051	$354,108
Prepaid insurance	49,126	85,000
Prepaid expenses	52,728	5,526
Total current assets	162,905	444,634
Long-term prepaid insurance	—	6,626
Marketable securities held in Trust Account	159,509,307	156,724,641
Total Assets	$159,672,212	$157,175,901

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$546,021	$49,120
Convertible promissory note - related party	50,000	—
Accrued offering costs	—	75,000
Total current liabilities	596,021	124,120
Deferred underwriting fee	5,250,000	5,250,000
Total Liabilities	5,846,021	5,374,120

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value of $10.63 and $10.45 per share at June 30, 2026 and December 31, 2025, respectively	159,509,307	156,724,641

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 489,000,000 shares authorized; 555,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	56	56
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,059,925 shares issued and outstanding at June 30, 2026 and December 31, 2025	606	606
Additional paid-in capital	—	—
Accumulated deficit	(5,683,778)	(4,923,522)
Total Shareholders’ Deficit	(5,683,116)	(4,922,860)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$159,672,212	$157,175,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$577,060	$152,682	$760,256	$357,135
Loss from operations	(577,060)	(152,682)	(760,256)	(357,135)

Other income:
Change in fair value of over-allotment option liability	—	—	—	221,454
Interest earned on marketable securities held in Trust Account	1,400,446	1,589,800	2,784,666	2,553,825
Total other income	1,400,446	1,589,800	2,784,666	2,775,279

Net income	$823,386	$1,437,118	$2,024,410	$2,418,144

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,555,000	15,555,000	15,555,000	12,976,823
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.07	$0.09	$0.13
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,059,925	6,059,925	6,059,925	6,059,925
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.07	$0.09	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	555,000	$56	6,059,925	$606	$—	$(4,923,522)	$(4,922,860)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,384,220)	(1,384,220)

Net income	—	—	—	—	—	1,201,024	1,201,024

Balance — March 31, 2026 (unaudited)	555,000	56	6,059,925	606	—	(5,106,718)	(5,106,056)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,400,446)	(1,400,446)

Net income	—	—	—	—	—	823,386	823,386

Balance — June 30, 2026 (unaudited)	555,000	$56	6,059,925	$606	$—	$(5,683,778)	$(5,683,116)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	6,059,925	$606	$106,144	$(157,572)	$(50,822)

Sale of 555,000 Private Placement Units	555,000	56	—	—	5,549,944	—	5,550,000

Fair value of Public Warrants at issuance	—	—	—	—	1,222,500	—	1,222,500

Allocated value of transaction costs to Private Placement shares, Public Warrants and over-allotment liability	—	—	—	—	(103,379)	—	(103,379)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,775,209)	(5,362,310)	(12,137,519)

Net income	—	—	—	—	—	981,026	981,026

Balance — March 31, 2025 (unaudited)	555,000	56	6,059,925	606	—	(4,538,856)	(4,538,194)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,589,800)	(1,589,800)

Net income	—	—	—	—	—	1,437,118	1,437,118

Balance — June 30, 2025 (unaudited)	555,000	$56	6,059,925	$606	$—	$(4,691,538)	$(4,690,876)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$2,024,410	$2,418,144
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	—	1,750
Interest earned on marketable securities held in Trust Account	(2,784,666)	(2,553,825)
Change in fair value of over-allotment liability	—	(221,454)
Changes in operating assets and liabilities:
Prepaid expenses	(47,202)	22,866
Prepaid insurance	35,874	(85,000)
Long-term prepaid insurance	6,626	(49,126)
Accrued offering costs	(75,000)	—
Accounts payable and accrued expenses	496,901	18,624
Net cash used in operating activities	(343,057)	(448,021)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(151,050,000)
Net cash used in investing activities	—	(151,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Units	—	5,550,000
Proceeds from convertible promissory note - related party	50,000	—
Due from Sponsor	—	25,000
Repayment of due from Sponsor	—	(25,000)
Repayment of promissory note - related party	—	(242,696)
Payment of offering costs	—	(325,240)
Net cash provided by financing activities	50,000	151,982,064

Net Change in Cash	(293,057)	484,043
Cash – Beginning of period	354,108	—
Cash – End of period	$61,051	$484,043

Non-cash financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Prepaid services contributed by Sponsor through promissory note - related party	$—	$75,000
Deferred underwriting fee payable	$—	$5,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from July 12, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $8,782,919, consisting of $3,000,000 of cash underwriting fees, $5,250,000 of deferred underwriting fees, and $532,919 of other offering costs.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, a Business Combination, all or a portion of their Public Shares upon the completion of a Business Combination either (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The Sponsor, executive officers, directors and director nominees have agreed, pursuant to a letter agreement, that they will not propose any amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding Public Shares.

If the Company is unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering or during any extended time that the Company has to consummate a Business Combination beyond 21 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Combination Period”), the Company will redeem the Public Shares no more than ten business days thereafter, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the warrants will expire and be worthless.

On February 28, 2026, upon recommendation of the Nominating and Corporate Governance Committee of the Company’s board of directors, the board elected Michael Braunstein, the son of Harry Braunstein, as a class II director of the Company, to serve on the Audit Committee and the Compensation Committee, and to serve as chair of the Nominating and Corporate Governance Committee. The board has determined that Michael Braunstein is independent pursuant to the director independence standards established under the NASDAQ Stock Market listing rules.

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
JUNE 30, 2026
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

At June 30, 2026, the Company had cash of $61,051 and working capital deficit of $433,116.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $61,051 and $354,108 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable securities held in Trust Account

As of June 30, 2026 and December 31, 2025, all of the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, there were $159,509,307 and $156,724,641 assets held in the Trust Account, respectively.

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
JUNE 30, 2026
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

Offering costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
JUNE 30, 2026
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

Class A shares subject to possible redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(1,222,500)
Proceeds allocated to over-allotment option	(221,454)
Class A ordinary shares issuance costs	(8,679,540)
Plus:
Accretion of carrying value to redemption value	16,848,135
Class A ordinary shares subject to possible redemption, December 31, 2025	$156,724,641
Plus:
Accretion of carrying value to redemption value	2,784,666
Class A ordinary shares subject to possible redemption, June 30, 2026	$159,509,307

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,332,500 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2026 and 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company excluded the contingent Class B ordinary shares from the weighted average shares outstanding because the issuance of such shares were contingent upon the exercise of over-allotment option by the underwriters. As the over-allotment option expired unexercised, these shares were never issued and were not included in the calculation of basic or diluted net income per ordinary share.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$592,543	$230,843	$1,034,210	$402,908	$1,456,850	$567,560	$1,648,382	$769,762
Denominator:
Weighted-average shares outstanding	15,555,000	6,059,925	15,555,000	6,059,925	15,555,000	6,059,925	12,976,823	6,059,925
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.07	$0.07	$0.09	$0.09	$0.13	$0.13

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
JUNE 30, 2026
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Due from Sponsor

The Company paid the Sponsor an amount of $25,000 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $25,000 was due to the Company as of January 31, 2025, and was subsequently returned to the Company on February 3, 2025.

Convertible promissory note - related party

On June 17, 2026, the Company issued an unsecured, non-interest-bearing convertible promissory note (the “Note”) with a maximum stated principal amount of $200,000 to Nautilus Energy Management Corp. (“Nautilus”), an entity controlled by the Company’s Co-Chief Executive Officers. During the six months ended June 30, 2026, the Company received advances of $50,000 under the Note. As of June 30, 2026, the outstanding principal balance was $50,000, and $150,000 remained available for future borrowings under the Note.

The outstanding principal is payable upon the consummation of the Company’s initial Business Combination. At Nautilus’s option, all or a portion of the outstanding principal may be converted unit into units at a conversion price of $10.00 per unit, with each unit consisting of the same securities issued in the Company’s Private Placement conducted in connection with its initial public offering. If the Company does not complete an initial Business Combination, the Note may be repaid only from funds held outside the Trust Account. No amounts held in the Trust Account may be used to repay the Note.

The Company accounts for the Note as a single debt liability carried at amortized cost. As of June 30, 2026, the carrying value of the Note was $50,000, which approximated its fair value.

Administrative services agreement

The Company agreed, commencing on January 30, 2025 through the earlier of consummation of the initial Business Combination and the liquidation, to pay Nautilus Energy Management Corp. a fee of approximately $10,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2025, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 2,250,000 additional units at the Initial Public Offering price less the underwriting discounts and commissions. On March 17, 2025, the full over-allotment option expired unexercised.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.0 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a fee of $0.35 per unit, or approximately $5.25 million in the aggregate, payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The deferred underwriting commissions will be payable to the underwriters upon the closing of the initial Business Combination in two portions, as follows: (i) $0.325 per unit sold in the Initial Public Offering shall be paid to the underwriters in cash and (ii) $0.025 per unit sold in the Initial Public Offering shall be paid to the underwriters in cash (such amount, the “Allocable Amount”), provided that, after completion of the Initial Public Offering and the underwriters’ receipt of 100% of the Base Fee, the Company has the right, in its sole discretion, to allocate any portion of the Allocable Amount to any third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority, Inc.) that assists the Company in consummating its initial Business Combination.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 489,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 555,000 Class A ordinary shares issued and outstanding, excluding the 15,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 6,059,925 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 7,777,500 warrants outstanding, including 7,500,000 Public Warrants and 277,500 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

NOTE 8. FAIR VALUE MEASUREMENTS

At June 30, 2026, assets held in the Trust Account were comprised of $159,509,307 in money market funds invested primarily in U.S. treasury securities. During the six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $156,724,641 in money market funds invested primarily in U.S. treasury securities.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$159,509,307	$156,724,641

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the unaudited condensed statements of operations.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its ordinary shares based on historical volatility that matched the expected remaining life of the option. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option was assumed to be equivalent to their remaining contractual term.

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

	June 30, 2026	December 31, 2025
Cash	$61,051	$354,108
Marketable securities held in Trust Account	$159,509,307	$156,724,641

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$577,060	$152,682	$760,256	$357,135
Interest earned on marketable securities held in Trust Account	$1,400,446	$1,589,800	$2,784,666	$2,553,825

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net income of $823,386, which consisted of interest earned on marketable securities held in Trust Account of $1,400,446, offset by general and administrative costs of $577,060.

For the three months ended June 30, 2025, we had a net income of $1,437,118, which consisted of interest earned on marketable securities held in Trust Account of $1,589,800, offset by general and administrative costs of $152,682.

For the six months ended June 30, 2026, we had a net income of $2,024,410, which consisted of interest earned on marketable securities held in Trust Account of $2,784,666, offset by general and administrative costs of $760,256.

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

For the six months ended June 30, 2026, cash used in operating activities was $343,057. Net income of $2,024,410 was affected by interest earned on marketable securities held in Trust Account of $2,784,666. Changes in operating assets and liabilities provided $417,199 of cash for operating activities.

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

As of June 30, 2026, we had marketable securities held in the Trust Account of $159,509,307 (including $8,459,307 of interest income) consisting of money market funds which are invested primarily in U.S. treasury securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $61,051. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services. We began incurring these fees on January 30, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

In addition, on June 17, 2026, the Company issued an unsecured, non-interest-bearing convertible promissory note (the “Note”) with a maximum stated principal amount of $200,000 to Nautilus Energy Management Corp. (“Nautilus”), an entity controlled by the Company’s Co-Chief Executive Officers. As of June 30, 2026, the outstanding principal balance was $50,000, and $150,000 remained available for future borrowings under the Note. The outstanding principal balance is payable upon the consummation of the Company’s initial Business Combination. At Nautilus’s option, all or a portion of the outstanding principal balance may be converted unit into units at a conversion price of $10.00 per unit, with each unit consisting of the same securities issued in the Company’s Private Placement conducted in connection with its initial public offering. If the Company does not complete an initial Business Combination, the Note may be repaid only from funds held outside the Trust Account. No amounts held in the Trust Account may be used to repay the Note.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we have not identified any critical accounting estimates and we have identified the following critical accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

STELLAR V CAPITAL CORP.

Date: August 12, 2026	By:	/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	Co-Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ George Syllantavos
	Name:	George Syllantavos
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial And Accounting Officer)