Form 10-Q
period 2026-09-30
Stellar V Capital Corp. (Cayman Islands)
filed 2026-11-10
CIK 2033593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 9, 2026, there were 15,555,000 Class A ordinary shares, par value $0.0001 per share and 6,059,925 Class B ordinary shares, par value $0.0001 per share, of the Company issued and outstanding.

STELLAR V CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STELLAR V CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$59,101	$354,108
Prepaid insurance	27,876	85,000
Prepaid expenses	45,473	5,526
Total current assets	132,450	444,634
Long-term prepaid insurance	—	6,626
Marketable securities held in Trust Account	160,965,929	156,724,641
Total Assets	$161,098,379	$157,175,901

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$986,047	$49,120
Convertible promissory note - related party	100,000	—
Accrued offering costs	—	75,000
Total current liabilities	1,086,047	124,120
Deferred underwriting fee	5,250,000	5,250,000
Total Liabilities	6,336,047	5,374,120

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value of $10.73 and $10.45 per share at September 30, 2026 and December 31, 2025, respectively	160,965,929	156,724,641

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 489,000,000 shares authorized; 555,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	56	56
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,059,925 shares issued and outstanding at September 30, 2026 and December 31, 2025	606	606
Additional paid-in capital	—	—
Accumulated deficit	(6,204,259)	(4,923,522)
Total Shareholders’ Deficit	(6,203,597)	(4,922,860)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$161,098,379	$157,175,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$520,481	$113,419	$1,280,737	$470,554
Loss from operations	(520,481)	(113,419)	(1,280,737)	(470,554)

Other income:
Change in fair value of over-allotment option liability	—	—	—	221,454
Interest earned on marketable securities held in Trust Account	1,456,622	1,609,680	4,241,288	4,163,505
Total other income	1,456,622	1,609,680	4,241,288	4,384,959

Net income	$936,141	$1,496,261	$2,960,551	$3,914,405

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,555,000	15,555,000	15,555,000	13,845,659
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.07	$0.14	$0.20
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,059,925	6,059,925	6,059,925	6,059,925
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.07	$0.14	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	555,000	$56	6,059,925	$606	$—	$(4,923,522)	$(4,922,860)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,384,220)	(1,384,220)

Net income	—	—	—	—	—	1,201,024	1,201,024

Balance — March 31, 2026 (unaudited)	555,000	56	6,059,925	606	—	(5,106,718)	(5,106,056)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,400,446)	(1,400,446)

Net income	—	—	—	—	—	823,386	823,386

Balance — June 30, 2026 (unaudited)	555,000	56	6,059,925	606	—	(5,683,778)	(5,683,116)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,456,622)	(1,456,622)

Net income	—	—	—	—	—	936,141	936,141

Balance — September 30, 2026 (unaudited)	555,000	$56	6,059,925	$606	$—	$(6,204,259)	$(6,203,597)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	6,059,925	$606	$106,144	$(157,572)	$(50,822)

Sale of 555,000 Private Placement Units	555,000	56	—	—	5,549,944	—	5,550,000

Fair value of Public Warrants at issuance	—	—	—	—	1,222,500	—	1,222,500

Allocated value of transaction costs to Private Placement shares, Public Warrants and over-allotment liability	—	—	—	—	(103,379)	—	(103,379)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,775,209)	(5,362,310)	(12,137,519)

Net income	—	—	—	—	—	981,026	981,026

Balance — March 31, 2025 (unaudited)	555,000	56	6,059,925	606	—	(4,538,856)	(4,538,194)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,589,800)	(1,589,800)

Net income	—	—	—	—	—	1,437,118	1,437,118

Balance — June 30, 2025 (unaudited)	555,000	56	6,059,925	606	—	(4,691,538)	(4,690,876)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,609,680)	(1,609,680)

Net income	—	—	—	—	—	1,496,261	1,496,261

Balance — September 30, 2025 (unaudited)	555,000	$56	6,059,925	$606	$—	$(4,804,957)	$(4,804,295)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash Flows from Operating Activities:
Net income	$2,960,551	$3,914,405
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	—	2,625
Interest earned on marketable securities held in Trust Account	(4,241,288)	(4,163,505)
Change in fair value of over-allotment option liability	—	(221,454)
Changes in operating assets and liabilities:
Prepaid expenses	(39,947)	49,583
Prepaid insurance	57,124	(85,000)
Long-term prepaid insurance	6,626	(27,876)
Accounts payable and accrued expenses	936,927	23,781
Net cash used in operating activities	(320,007)	(507,441)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(151,050,000)
Net cash used in investing activities	—	(151,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Units	—	5,550,000
Proceeds from convertible promissory note - related party	100,000	—
Due from Sponsor	—	25,000
Repayment of due from Sponsor	—	(25,000)
Repayment of promissory note - related party	—	(242,696)
Payment of offering costs	(75,000)	(325,240)
Net cash provided by financing activities	25,000	151,982,064

Net Change in Cash	(295,007)	424,623
Cash – Beginning of period	354,108	—
Cash – End of period	$59,101	$424,623

Non-cash financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Prepaid services contributed by Sponsor through promissory note - related party	$—	$75,000
Deferred underwriting fee payable	$—	$5,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from July 12, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable, other than any or similar excise tax that may be due or payable, on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination.

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
SEPTEMBER 30, 2026
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

If the Company is unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering or during any extended time that the Company has to consummate a Business Combination beyond 30 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Combination Period”), the Company will redeem the Public Shares no more than ten business days thereafter, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the warrants will expire and be worthless.

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

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, but without deduction for any excise or similar tax that may be due or payable, and up to $100,000 of interest to pay dissolution expenses).

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

The Initial Shareholders will agree to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.07 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.07 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.07 per share due to reductions in the value of the trust assets, less taxes payable, other than any excise or similar tax that may be due or payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, capital resources and going concern

At September 30, 2026, the Company had cash of $59,101 and working capital deficit of $953,597.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern”, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period by July 31, 2027, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2027.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $59,101 and $354,108 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Marketable securities held in Trust Account

As of September 30, 2026 and December 31, 2025, all of the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account were $160,965,929 and $156,724,641, respectively.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

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

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A shares subject to possible redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(1,222,500)
Proceeds allocated to over-allotment option	(221,454)
Class A ordinary shares issuance costs	(8,679,540)
Plus:
Accretion of carrying value to redemption value	16,848,135
Class A ordinary shares subject to possible redemption, December 31, 2025	$156,724,641
Plus:
Accretion of carrying value to redemption value	4,241,288
Class A ordinary shares subject to possible redemption, September 30, 2026	$160,965,929

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 7,777,500 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2026 and 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$673,686	$262,455	$1,076,772	$419,489	$2,130,536	$830,015	$2,722,729	$1,191,676
Denominator:
Weighted-average shares outstanding	15,555,000	6,059,925	15,555,000	6,059,925	15,555,000	6,059,925	13,845,659	6,059,925
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.07	$0.07	$0.14	$0.14	$0.20	$0.20

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
SEPTEMBER 30, 2026
(UNAUDITED)

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

On December 2, 2024, the Sponsor transferred 25,000 Class B ordinary shares to each of the three independent director nominees for approximately $0.004 per share. After such transfer, the Sponsor holds an aggregate of 5,984,925 Class B ordinary shares, and the three independent director nominees hold an aggregate of 75,000 Class B ordinary shares, in addition to the interests they hold indirectly through the membership in the Sponsor. All share and per-share data have been retrospectively presented. The sale of the Founder Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s independent directors was $81,750 or $1.09 per share. Such amount has been recorded as compensation expense on December 2, 2024, the date the shares were granted, as there are no service restrictions.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Due from Sponsor

The Company paid the Sponsor an amount of $25,000 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. The excess payment of $25,000 was due to the Company as of January 31, 2025, and was subsequently returned to the Company on February 3, 2025.

Convertible promissory note - related party

On June 17, 2026, the Company issued an unsecured, non-interest-bearing convertible promissory note (the “Convertible Note”) with a maximum stated principal amount of $200,000 to Nautilus Energy Management Corp. (“Nautilus”), an entity controlled by the Company’s Co-Chief Executive Officers. During the nine months ended September 30, 2026, the Company received advances of $100,000 under the Convertible Note. As of September 30, 2026, the outstanding principal balance was $100,000, and $100,000 remained available for future borrowings under the Convertible Note.

The outstanding principal is payable upon the consummation of the Company’s initial Business Combination. At Nautilus’s option, all or a portion of the outstanding principal may be converted into units at a conversion price of $10.00 per unit, with each unit consisting of the same securities issued in the Company’s Private Placement conducted in connection with its initial public offering. If the Company does not complete an initial Business Combination, the Convertible Note may be repaid only from funds held outside the Trust Account. No amounts held in the Trust Account may be used to repay the Convertible Note.

The Company accounts for the Convertible Note as a single debt liability carried at amortized cost. The Company evaluated the conversion feature under ASC 815 and determined that it is indexed to the Company’s own equity and meets the requirements for equity classification; accordingly, the conversion feature is not bifurcated from the Convertible Note or accounted for as a derivative. As of September 30, 2026, the carrying value of the Convertible Note was $100,000, which approximated its fair value.

Administrative services agreement

The Company agreed, commencing on January 30, 2025 through the earlier of consummation of the initial Business Combination and the liquidation, to pay Nautilus a fee of $10,000 per month for office space, utilities, and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $80,000 in fees for these services, respectively.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,250,000 additional units at the Initial Public Offering price less the underwriting discounts and commissions. On March 17, 2025, the full over-allotment option expired unexercised.

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

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 489,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 555,000 Class A ordinary shares issued and outstanding, excluding the 15,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 6,059,925 Class B ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 7,777,500 warrants outstanding, including 7,500,000 Public Warrants and 277,500 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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
SEPTEMBER 30, 2026
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

NOTE 8. FAIR VALUE MEASUREMENTS

At September 30, 2026, assets held in the Trust Account were comprised of $160,965,929 in money market funds invested primarily in U.S. treasury securities. During the nine months ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $156,724,641 in money market funds invested primarily in U.S. treasury securities.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$160,965,929	$156,724,641

The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the unaudited condensed statements of operations.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s over-allotment option liability classified as Level 3 for the nine months ended September 30, 2025:

Fair value of over-allotment option liability at January 1, 2025	$—
Initial fair value of over-allotment option liability at January 31, 2025	221, 454
Change in fair value of over-allotment option liability	(221, 454)
Fair value of over-allotment option liability at September 30, 2025	—

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

The Company’s CODM has been identified as the Co-Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

STELLAR V CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

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

	September 30, 2026	December 31, 2025
Cash	$59,101	$354,108
Marketable securities held in Trust Account	$160,965,929	$156,724,641

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$520,481	$113,419	$1,280,737	$470,554
Interest earned on marketable securities held in Trust Account	$1,456,622	$1,609,680	$4,241,288	$4,163,505

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholders’ value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 20, 2026, the Company’s board of directors approved the voluntary conversion of certain Class B ordinary shares into an equal number of Class A ordinary shares on a one-for-one basis in accordance with the Company’s Amended and Restated Memorandum and Articles of Association. The conversion resulted in a corresponding decrease in Class B ordinary shares and increase in Class A ordinary shares, with no change to the total number of issued and outstanding ordinary shares.

On October 29, 2026, the Company held an annual general meeting of shareholders (the “Meeting” or “AGM”). At the Meeting, the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to extend the end of the Combination Period from October 31, 2026 to July 31, 2027, or such earlier date as determined by the Company’s board of directors.

In connection with the Meeting, the Company entered into agreements (collectively, the “Non-Redemption Agreements”) with a number of shareholders of the Company (each, an “Investor”). Pursuant to the Non-Redemption Agreements, if (a) as of 5:30 PM, New York time, on the date of the Meeting, an Investor holds Investor Shares (as defined in the Non-Redemption Agreement), (b) Investor did not or does not exercise (or exercised and validly rescinds) its redemption rights with respect to such Investor Shares in connection with the Meeting, (c) the Extension Amendment is approved at the Meeting and the Company meets the continued or initial listing requirements to be listed on a national securities exchange following the Meeting, and (d) the Company implements the extension of the Combination Period, then the Company will, immediately after the closing of its initial business combination, issue or cause to be issued to Investor for no additional consideration one Company Class A Ordinary Share for every five Investor Shares held by the Investor.

Each Non-Redemption Agreement shall terminate on the earliest of (i) the failure of the Company’s shareholders to approve the Extension Amendment at the AGM, (ii) the fulfillment of all obligations of the parties under the Non-Redemption Agreement, (iii) the liquidation or dissolution of the Company, (iv) the mutual written agreement of the parties to the Non-Redemption Agreement, and (v) the exercise by an Investor of its redemption rights with respect to the Non-Redeemed Shares.

The Non-Redemption Agreements were intended to increase the amount of funds that remain in the Company’s trust account established in connection with the Company’s initial public offering following the AGM.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, and after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had a net income of $936,141, which consisted of interest earned on marketable securities held in Trust Account of $1,456,622, offset by general and administrative costs of $520,481.

For the three months ended September 30, 2025, we had a net income of $1,496,261, which consisted of interest earned on marketable securities held in Trust Account of $1,609,680, offset by general and administrative costs of $113,419.

For the nine months ended September 30, 2026, we had a net income of $2,960,551, which consisted of interest earned on marketable securities held in Trust Account of $4,241,288, offset by general and administrative costs of $1,280,737.

For the nine months ended September 30, 2025, we had a net income of $3,914,405, which consisted of interest earned on marketable securities held in Trust Account of $4,163,505 and change in fair value of over-allotment option liability of $221,454, offset by general and administrative costs of $470,554.

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

For the nine months ended September 30, 2026, cash used in operating activities was $320,007. Net income of $2,960,551 was affected by interest earned on marketable securities held in Trust Account of $4,241,288. Changes in operating assets and liabilities provided $960,730 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $507,441. Net income of $3,914,405 was affected by interest earned on marketable securities held in Trust Account of $4,163,505, change in fair value of over-allotment option liability of $221,454, and general and administrative costs through promissory note of $2,625. Changes in operating assets and liabilities used $39,512 of cash for operating activities.

Following the closing of the Initial Public Offering and the private placement, a total of $151,050,000 was placed in the Trust Account. We incurred $8,782,919 of transaction costs, consisting of $3,000,000 of cash underwriting fee, $5,250,000 of deferred underwriting fee, and $532,919 of other offering costs.

As of September 30, 2026, we had marketable securities held in the Trust Account of $160,965,929 (including $9,915,929 of interest income) consisting of money market funds which are invested primarily in U.S. treasury securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $59,101. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern”, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period by July 31, 2027, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2027.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, on June 17, 2026, the Company issued an unsecured, non-interest-bearing convertible promissory note (the “Note”) with a maximum stated principal amount of $200,000 to Nautilus Energy Management Corp. (“Nautilus”), an entity controlled by the Company’s Co-Chief Executive Officers. As of September 30, 2026, the outstanding principal balance was $100,000, and $100,000 remained available for future borrowings under the Note. The outstanding principal balance is payable upon the consummation of the Company’s initial Business Combination. At Nautilus’s option, all or a portion of the outstanding principal balance may be converted into units at a conversion price of $10.00 per unit, with each unit consisting of the same securities issued in the Company’s Private Placement conducted in connection with its initial public offering. If the Company does not complete an initial Business Combination, the Note may be repaid only from funds held outside the Trust Account. No amounts held in the Trust Account may be used to repay the Note.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we have not identified any critical accounting estimates and we have identified the following critical accounting policies.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

We incurred a total of $8,782,919, consisting of $3,000,000 of cash underwriting fee, $5,250,000 of deferred underwriting fee, and $532,919 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STELLAR V CAPITAL CORP.

Date: November 10, 2026	By:	/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	Co-Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ George Syllantavos
	Name:	George Syllantavos
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)